Form 10-Q
period 1993-11-30
CAPITAL ASSOCIATES INC
filed 1994-01-10
CIK 804188

[TEXT]


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q



     [x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1993

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     Commission file number 0-15525



                    CAPITAL ASSOCIATES, INC.
   (Exact name of registrant as specified in its charter)

         Delaware                             84-1055327
(State or other jurisdiction of (IRS Employer Identification No.)
 incorporation or organization)

7175 West Jefferson Avenue, Lakewood, Colorado      80235
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (303) 980-1000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes   X    No

The number of shares outstanding of the Registrant's $.008par value common stock at January 4, 1994, was 9,710,620.








               CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                 INDEX


                                                            PAGE
PART I.  FINANCIAL INFORMATION                             NUMBER

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - November 30, 1993
             and May 31, 1993                                 3

          Consolidated Statements of Operations -
             Three and Six Months Ended November 30,
             1993 and 1992                                    4

          Consolidated Statements of Cash Flows - Six
             Months Ended November 30, 1993 and 1992          5

          Notes to Consolidated Financial Statements         6-7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                8-15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  16

          Exhibit Index                                      17

          Signature                                          19




















               CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
               (Dollars in thousands, except par value)

                                ASSETS
                                            November 30,  May 31,
                                                1993       1993
                                                         (Note 1)
Cash and cash equivalents, including
  restricted funds of$1,484 and $1,697,
  respectively                              $  2,658    $  3,210
Accounts receivable, net of allowance
  for doubtful accounts of $700 and $593,
  respectively                                   702       1,376
Income tax refunds receivable                    255       1,870
Residual values and other receivables
  arising from equipment under lease
  sold to private investors                    5,987       5,071
Notes receivable arising from sale-leaseback
  transactions                                37,657      42,674
Net investment in direct finance leases       33,205      51,649
Leased equipment, net                         28,406      39,974
Investments in affiliated limited
  partnerships                                13,592      15,200
Other                                          5,427       6,084
Discounted lease rentals assigned to
  lenders arising from equipment sales       115,769     113,527

                                           $ 243,658    $280,635

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving Credit Facility                  $      89    $     21
Accounts payable and other liabilities         8,098      10,414
Term Loan                                     28,016      37,836
Deferred income taxes                          1,553       1,500
Obligations under capital leases arising
  from sale-leaseback transactions            37,530      42,496
Discounted lease rentals                     147,616     168,065
                                             222,902     260,332

Stockholders' equity:
  Common stock                                    59          59
  Additional paid-in capital                  16,604      16,604
  Retained earnings                            4,144       3,691
  Treasury stock                                 (51)        (51)

     Total stockholders' equity               20,756      20,303

                                           $ 243,658   $ 280,635


                        See accompanying notes
               CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
           (Dollars in thousands, except earnings per share)

                                  Three Months Ended               Six Months Ended
                              November 30,   November 30,      November 30,   November 30,
                                  1993           1992              1993           1992
                                               (Note 1)                         (Note 1)

Revenue:
   Equipment sales to affiliated
     limited partnerships      $ 21,882         $ 21,463        $ 49,525        $ 32,216
   Other equipment sales          9,616           10,502          25,259          17,675
   Leasing                        3,609            7,580           7,838          15,138
   Interest                       4,008            3,767           7,520           8,403
   Other                            785              790           2,101           1,689

   Total revenue                 39,900           44,102          92,243          75,121

Costs and expenses:
   Equipment sales               29,661           28,716          70,508          43,878
   Leasing                        1,288            3,563           2,996           7,569
   Operating and other expenses   3,167            3,631           6,273           7,051
   Interest:
     Non-recourse debt            4,887            5,488           9,630          11,916
     Recourse debt                  464              930           1,018           1,930
   Provision for losses             145            1,140           1,060           1,500

   Total costs and expenses      39,612           43,468          91,485          73,844

Income before income taxes          288              634             758           1,277

Income tax expense                  115              254             303             511

Net income                     $    173         $    380        $    455        $    766

Earnings per common and
  common equivalent share      $   0.02         $   0.04        $   0.04        $   0.08

Weighted average number of
   common and common
   equivalent shares
   outstanding               11,029,000        9,713,000       11,043,000      9,517,000
                        See accompanying notes

               CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                        (Dollars in thousands)

                                          Six Months Ended
                                      November 30,   November 30,
                                         1993            1992

Net cash provided by operating
  activities                          $   4,710       $   7,640
Cash flows from investing activities:
  Recovery of investment in direct
    finance leases                        7,894          10,685
  Equipment purchased for leasing        (1,847)         (7,870)
  Net receipts from affiliated
    limited partnerships                  1,030           1,289
  Proceeds from sales of equipment
    held for investment                   4,768           8,097
  Proceeds from sales of lease rentals    2,960               -

Net cash provided by investing
  activities                             14,805          12,201

Cash flows from financing activities:
   Proceeds from discounting of
     lease rentals                        2,479           4,333
   Principal payments on discounted
     lease rentals                      (12,794)       (17,520)
   Net payments on recourse debt         (9,752)        (7,871)

Net cash used in financing
  activities                            (20,067)       (21,058)

Net decrease in cash                       (552)        (1,217)

Cash at beginning of period               3,210          7,026

Cash at end of period                 $   2,658      $   5,809

Supplemental schedule of cash
  flow information:
  Recourse interest paid              $   1,003      $   2,309
  Non-recourse interest paid              1,878          3,304
Income taxes paid                           181          1,342
  Income tax refunds received             1,614              -
Supplemental schedule of non-cash
  investing and financing activities:
  Discounted lease rentals assigned
    to lenders arising from
    equipment sales transactions         28,050          6,679
  Assumption of discounted lease
    rentals in lease acquisitions        15,675         11,846


  Residual values and other
    receivables arising from
    equipment under lease sold to
    private investors                     1,658            522
  Notes receivable relating to
    equipment sale transactions           5,017          4,522
  Obligations under capital leases
    arising from sale-leaseback
    transactions                          4,966          4,459

                        See accompanying notes


              CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 ("the 1993 Form 10-K"), previously filed with the Securities and Exchange Commission.

     The consolidated balance sheet as of May 31, 1993 and the consolidated statements of operations for the three and six months ended November 30, 1992 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", as discussed further in Note 3 to Notes to Consolidated Interim Financial Statements.

     Certain reclassifications have been made to prior periods' financial statements to conform to the current period's presentation.

2.   Credit Facility

     The Company's recourse operating credit facility ("Credit Facility") consists of two facilities, a revolving credit facility (the "Revolving Credit Facility") and a term facility (the "Term Loan"). The availability under the Revolving Credit Facility is equal to (1) the lesser of $10.75 million or (2) the Borrowing Base amount, reduced by the outstanding indebtedness under the Revolving Credit Facility. As of November 30, 1993, the Borrowing Base amount was $7.8 million, and the outstanding indebtedness under the Revolving Credit Facility was $89,000, leaving approximately $7.7 million of availability under the Revolving Credit Facility to fund the Company's working capital needs.

     The outstanding principal balance of the Term Loan as of November 30, 1993 was $28,016,000. Principal reductions under the Term Loan are scheduled to occur as follows (in thousands):

     Six months ended May 31, 1994                       $  7,426
     Twelve months ended May 31, 1995                      16,446
     Balance remaining at May 31, 1995 (the scheduled
      termination date of the Credit Facility)              4,144
                                                         $ 28,016

     At November 30, 1993, CAII had prepaid $400,000 of the scheduled Term Loan payments, representing approximately one-third of one month's scheduled payments. As of the time these financial statements were prepared, there were no Defaults or Events of Default existing under the Credit Facility.


           CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS,
                         (continued)
                         (Unaudited)

2.   Credit Facility, (continued)

     The Revolving Credit Facility bears interest at the Mellon
     Bank, N.A.'s Prime Rate plus 1%, payable monthly, in arrears. On November 30, 1993, Mellon's Prime Rate was
     6.0%. The Term Loan bears interest at a fixed rate of 6.0%, payable monthly, in arrears.

3.   Income Taxes

     Effective June 1, 1993, the Company adopted SFAS 109. SFAS 109 requires the recognition of deferred tax liabilities and assets for the future income tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     The Company elected to adopt SFAS No. 109 by restating fiscal years 1993 and 1992 financial statements. The effects of the restatement on net income and related per share amounts for the three and six months ended November 30, 1992 are as follows:
                           Three Months Ended    Six Months Ended
                           November 30, 1992    November 30, 1992

     As previously reported:
       Net income                $ 259,000            $ 527,000
       Net income per common
        share                         .03                  .06
     As restated:
       Net income                $ 380,000            $ 766,000
       Net income per common
        share                         .04                  .08
     Change in net income due    $ 121,000            $ 239,000
       to adoption of SFAS 109

     Income taxes are provided on net income at the appropriate federal and state statutory rates. The effective overall tax rate for fiscal year 1993 was 40%. The Company files state income tax returns in 50 states. Statutory state income tax rates vary between 0% and 12%. The changing mix of business among states impacts the Company's aggregate effective state income tax rate. The Company estimates that its effective tax rate will remain at 40% for fiscal year 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations

     Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Operations.

                                           Condensed Consolidated                     Condensed Consolidated
                                          Statements of Operations                   Statements of Operations
                                            for the Three Months                       for the Six Months
                                             Ended November 30,      Effect on          Ended November 30,    Effect on
                                               1993      1992        net income           1993      1992      net income
                                                                             (in thousands)

     Equipment sales margin                 $ 1,837   $  3,249       $  (1,412)        $  4,275   $ 6,013     $  (1,738)
     Leasing margin (net of
       interest expense on
       discounted lease rentals)              1,442      2,296            (854)           2,732     4,056        (1,324)
     Other income                               785        790              (5)           2,101     1,689           412
     Operating and other expenses            (3,167)    (3,631)            464           (6,272)   (7,051)          779
     Provision for losses                      (145)    (1,140)            995           (1,060)   (1,500)          440
     Interest expense on recourse debt         (464)      (930)            466           (1,018)   (1,930)          912
     Income taxes                              (115)      (254)            139             (303)     (511)          208

       Net income                            $  173    $   380        $   (207)        $    455   $   766     $    (311)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations

     Equipment Sales

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):

                                                      Three Months Ended November 30,                Increase
                                                         1993                   1992                (Decrease)
                                                  Revenue    Margin      Revenue    Margin      Revenue     Margin

     Transactions during initial lease term:
       Equipment under lease sold to PIFs         $21,882   $   538      $21,463    $  692
       Equipment under lease sold to
         private investors                          7,872       319        5,233       181
                                                   29,754       857       26,696       873     $  3,058    $   (16)
     Transactions subsequent to initial lease
       termination:
       Sales of off-lease equipment                 1,127       441        2,741       941
       Sales-type leases                              232       154        1,414       321
       Excess collections (cash collections
         in excess of the associated residual
         value arising from equipment under
         lease sold to private investors)             385       385        1,114     1,114
                                                    1,744       980        5,269     2,376       (3,525)    (1,396)
                                                  $31,498     1,837      $31,965     3,249     $   (467)   ($1,412)
     Provision for losses                                       145                  1,140
     Equipment realizations in excess of
       provision for losses                                 $ 1,692                 $2,109



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations

     Equipment Sales, continued

                                                      Six Months Ended November 30,                  Increase
                                                         1993                   1992                (Decrease)
                                                  Revenue    Margin      Revenue    Margin      Revenue     Margin

     Transactions during initial lease term:
       Equipment under lease sold to PIFs         $49,525    $ 1,270     $32,216    $  865
       Equipment under lease sold to
         private investors                         20,951        738       5,233       180

                                                   70,476      2,008      37,449     1,045      $33,027    $   963
     Transactions subsequent to initial lease
       termination:
       Sales of off-lease equipment                 2,540        942       6,877     1,767
       Sales-type leases                              976        533       3,339       976
       Excess collections (cash collections
         in excess of the associated residual
         value arising from equipment under
         lease sold to private investors)             792        792       2,225     2,225

                                                    4,308      2,267      12,441     4,968       (8,133)    (2,701)

                                                  $74,784      4,275     $49,890     6,013      $24,894    ($1,738)
     Provision for losses                                      1,060                 1,500
     Equipment realizations in excess of
       provision for losses                                  $ 3,215                $4,513


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

I.   Results of Operations

     Equipment Sales, continued

     As discussed below, to maintain profitable results of operations, the Company is selling more leased equipment during its initial lease term (shown in the preceding table as an increase in margin of $963,000 for the six months ended November 30, 1993) to offset the decrease in sales margins from transactions subsequent to initial lease termination (shown in preceding table as a decrease in margin of $2,701,000 for the six months ended November 30,
     1993).  In the ordinary course of business, the Company will
     (i) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors, and (ii) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors when the profit is desirable or to reduce perceived residual exposure. The Company expects to continue to sell leased equipment during the initial lease term to maintain profitable results of operations during fiscal 1994. To the extent such sales involve seasoned lease transactions, it will increase the effect of portfolio run-off.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Result of Operations, continued

     Equipment Sales, continued

     The table below demonstrates that the decline in the Company's lease portfolio during the six months ended November 30, 1993 is attributable primarily to equipment sales:

                                                     Equipment Sales to:(1)
                                  As of       Private         Sale of                 Net Portfolio          As of
                              May 31, 1993  Investors(2)  Lease Rentals(3)    PIFs     Run-off(1)      November 30, 1993

     Direct finance leases and
       operating leases, net    $  91,623    $ (12,546)     $  (2,946)      $ (4,049)   $ (10,471)          $  61,611
     Non-recourse debt            (54,538)       9,418          2,933          1,362        8,978             (31,847)
     Net investment in leases   $  37,085    $  (3,128)     $      13       $ (2,687)   $  (1,493)          $  29,764

     (1) Equipment sales and portfolio run-off amounts above are net of new leases originated during factoringthe six months ended
          November 30, 1993.

     (2) In connection with one sale to a private investor, the Company retained its existing interest in the residual value of the equipment of approximately $974,000 and, accordingly, such retained residual values have been recorded in the accompanying balance sheet as residual values and other receivables arising from sales to private investors.

     (3) The Company recorded a gain of $189,000 on the sale of the underlying lease rentals.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

I.   Result of Operations, continued

     Equipment Sales, continued

     A significant portion of the Company's net assets consists of aircraft. The following table summarizes the Company's investment in aircraft as of November 30, 1993 and May 31, 1993 (in thousands):

                                       November 30,       May 31,
                                           1993            1993

     Lease equipment, net of           $  18,518        $ 23,836
       accumulated depreciation
     Associated non-recourse debt         (8,396)        (12,425)
                                          10,122          11,411
     Residual values and other
       receivable arising from
       equipment under lease sold
       to private investors                1,008           1,008

     Net investment in aircraft        $  11,130        $ 12,419

     To reduce the concentration of aircraft in it's portfolio, during the first fiscal quarter 1994 the Company sold three aircraft under lease. The sale of the Company's investment in these three aircraft represented approximately one-half of the total net investment of $3,128,000 sold to private investors during the six months ended November 30, 1993.

     Approximately $8.3 million (net of non-recourse debt of $7.4 million) of the Company's current $11.1 million of net investment in aircraft is represented by three jet aircraft. Leases on these aircraft expire between December 31, 1993 and December 31, 1994. The existing lessee has signed a commitment to extend the leases on two of the aircraft through December 31, 1996. The existing lessee notified the Company that it would not renew the lease on the third aircraft after its expiration on December 31, 1993. During the first fiscal quarter 1994, a provision for loss of $180,000 was recorded to reduce the carrying value of that aircraft to its expected net sales value. The Company is continuing to remarket the third aircraft through re-lease or sale to other third party users. Due to the long remaining useful life of this type of asset, the Company prefers to renew or re-lease, rather than sell, the assets, in order to maximize their value. However, to reduce the concentration of its investment in this type of equipment, the Company will consider a sale of one or more of the aircraft.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

I.   Result of Operations, continued

     Equipment Sales, continued

     The Company's investment in the third aircraft discussed above is subject to non-recourse "balloon" debt of approximately $2.3 million which was payable in full upon expiration of the lease and, accordingly, the Company funded such payment using the availability under the Revolving Credit Facility on January 3, 1994.

     Equipment Sales to PIFs

     Equipment sales to PIFs increased during both the second fiscal quarter 1994 and the six months ended November 30, 1993, as compared to the similar periods in fiscal 1993, principally because more leases that satisfied the Company's Underwriting Standards were identified, in part as a result of the opening of new sales offices.

     Under applicable regulatory guidelines, the Company is entitled to receive various fees and distributions in connection with its activities related to its sponsored PIFs. One such fee, an acquisition fee payable upon sale of equipment under lease to a PIF, is, in general, subject to a regulatory maximum amount over the term of a PIF. Acquisition fees earned by the Company from equipment sales to one of its PIFs reached the regulatory maximum during fiscal 1992 and, during first fiscal quarter 1994, the maximum was reached for another PIF. These circumstances will have an impact on reported equipment sales margins in future periods, but are not expected to impact total PIF-related income (after costs of equipment sales) in future periods because other allowable fees and distributions are expected to increase during such periods.

     Equipment Sales to Private Investors

     The Company re-opened its private investor sales department during the second fiscal quarter 1993 and has hired two experienced private equity salespersons. The Company sold $7.9 million and $21 million of equipment under lease to private investors during the three and six month periods ended November 30, 1993, respectively. This compares to $5.2 million of sales of equipment to private investors during the three and six month periods ended November 30, 1992. The development of a customer base of private investors is a principal operating goal for the Company.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

I.   Result of Operations, continued

     Remarketing Sales

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that mature in a particular quarter. In general, as the size of the Company's lease portfolio declines, fewer leases mature and less equipment is available for remarketing each quarter. As a result, remarketing revenue has declined during the three and six months ended November 30, 1993 compared to similar periods in fiscal 1993. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. Accordingly, the Company is pursuing financing possibilities to obtain funds to add to its own portfolio, such as lease securitization and other financing possibilities. See the discussion of financing possibilities under "Business Plan" below.

     Provision for Losses

     Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The Company performs ongoing quarterly assessments of its assets to identify other than temporary losses in value. At the time the first fiscal quarter 1994 interim financial statements were prepared, the Company identified a greater than expected amount of equipment under lease that the Company had expected to be released, which instead, would be terminated and returned to the Company. The amounts recovered (and expected to be recovered) from the sale of such equipment was less than the previously estimated residual value, and accordingly, an appropriate provision for loss was recorded. Because the first quarter's provision considered known second quarter activity, the Company recorded a correspondingly smaller provision for loss in the second fiscal quarter 1994.

     Provision for losses result from the realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred). The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin or as leasing margin. As shown on pages 8 and 9 of 19, the "net" realizations from portfolio sales during the second fiscal quarter 1994 exceeded the aggregate carrying value of the assets sold, even without considering realizations from remarketing activities recorded as leasing margin (see discussion below).




Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

I.   Result of Operations, continued

     Leasing Margin

     Leasing margin consists of the following (in thousands):

                            Three Months Ended  Six Months Ended
                               November 30,       November 30,
                             1993        1992    1993      1992

     Leasing revenue       $ 3,609     $ 7,580  $ 7,838 $ 15,138
     Leasing costs and
       expenses             (1,288)     (3,563)  (2,996)  (7,569)
     Net interest expense
       on associated
       discounted lease
       rentals                (879)     (1,721)  (2,110)  (3,513)

         Leasing margin    $ 1,442     $ 2,296  $ 2,732  $ 4,056

         Leasing margin ratio  40%         30%      35%      27%

     Leasing margin has declined as a result of portfolio run-off. See the discussion under "Business Plan" below. The leasing margin ratio has increased as a result of remarketing activities, which include the rental proceeds related to renewing, extending or re-leasing equipment before or after the end of the initial lease term.

     Other Income

     During the first fiscal quarter 1994, the Company received a $2 million income tax refund, consisting of $1.6 million that was previously recorded as "Income tax refunds receivable", and an additional $.4 million of interest that was recorded in first fiscal quarter 1994 as "Other income".

     Operating and Other Expenses

     Operating and other expenses decreased $464,000 (13%) and $779,000 (11%) for the three and six months ended November 30, 1993, as compared to fiscal 1993. The decrease principally reflects a reduction in salaries and wages. As of November 30, 1993, the Company had 119 full-time employees compared to 149 full-time employees at November 30, 1992. As the portfolio has run-off, the Company has decreased the size of its back office staff while adding revenue producing sales personnel. The Company has eleven field sales offices open as of November 30, 1993.


     Interest Income and Expense

     Interest income on discounted lease rentals arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in interest income and non-recourse debt interest expense is due to portfolio run-off.

     The decrease in recourse debt interest expense principally reflects the decline in the outstanding balance of the Working Capital Facility.

     Income Taxes

     Effective June 1, 1993, the Company adopted Statement of
     Financial Accounting Standards No.  109,  "Accounting for
     Income Taxes".  See Note 3 to Notes to Consolidated Interim
     Financial Statements.


II.  Liquidity and Capital Resources

     The Company's activities are principally funded by the Revolving Credit Facility, rents, proceeds from sales of on-lease equipment, non-recourse debt, fees and distributions from its PIFs, and sales or re-leases of equipment after the expiration of the initial lease terms.

     Cash held by the PIFs available for purchase of equipment
     from the Company is:
                                               As of November 30,
                                                  1993      1992

     Available cash                            $ 11,238  $ 14,802
     Cash committed for equipment purchases       9,122     5,695
     Uncommitted cash                         $   2,116  $  9,107

     Currently, one PIF, Capital Preferred Yield Fund-II, ("CPYF-II") is actively selling units to the public. Three other PIFs have ceased offering units, however, they generate cash for purchase of equipment from operating activities. The Company anticipates that $19 million of additional cash available for purchase of equipment will be generated by the four PIFs during third fiscal quarter 1994. During the fourth fiscal quarter 1994, CPYF-II will cease offering units for sale to the public. The Company has commenced the process of registering for sale to the public up to $50 million of units in a new PIF, Capital Preferred Yield Fund-III, ("CPYF-III"). The Company anticipates commencing the offering of unit sales in CPYF-III following the termination of the offering for sale to the public of units in CPYF-II.

     Management believes the Company's ability to generate cash from operations is sufficient to fund operations, particularly when operations are viewed as including investing and financing activities. In this context, it should be noted that the Company reduced its recourse debt by $9.8 million since May 31, 1993 and improved it's recourse debt-to-equity ratio as follows:
                                                    As of
                                        November 30,      May 31,
                                           1993            1993

     Recourse debt                       $  28,105      $  37,857
     Stockholders equity                 $  20,756      $  20,303
     Recourse debt/stockholder's equity  1.35 to 1      1.86 to 1

III. Business Plan

     As discussed in the 1993 Form 10-K, during fiscal year 1991, the Company agreed with its Lenders to begin repaying its Credit Facility. Accordingly, during the last four months of fiscal year 1991, fiscal years 1992 and 1993 and during the six months ended November 30, 1993, the Company used substantially all of its cash flow after payment of operating expenses to pay down its Credit Facility. As a result of making these repayments, the Company did not have the funds necessary to significantly add to its leasing portfolio. Because a leasing portfolio declines in size as it matures, the Company's leasing portfolio and related revenue have declined since 1991. The Revolving Credit Facility provides a limited amount of funds to the Company to invest in new leases. However, this level of funds is not sufficient to maintain the current portfolio and, accordingly, the current level of remarketing profits may not be achievable in the future. Therefore, maintaining the current level of profitability is dependent principally upon equipment sales margins from new lease originations and from seasoned lease transactions (see the discussion on page 9 of 19) or development of new sources of revenue related to the Company's core business.

     The Company's current business plan is designed to maintain profitable operations. The amount of longer-term future profits, if any, will largely depend on the amount of new capital available to the Company. Such capital may be in a variety of forms including new recourse debt, additional equity (which could include a sale of the Company, possibly coupled with an infusion of new funds into the Company from the purchaser), securitized financing vehicles or equity provided from private purchases of equipment originated by the Company. The Company is actively pursuing financing possibilities. No assurance can be given, however, that the Company will be successful in operating profitably, developing new sources of revenue or in obtaining access to new financing.

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                  PART II

                             OTHER INFORMATION


Item 1.  Legal Proceedings

         There have been no material developments during second fiscal quarter 1994 with respect to the legal proceedings described in the Company's fiscal 1993 Form
         10-K.


Item 4.  Submission of Matters to a Vote of Security Holders

         The 1993 Annual Meeting of Stockholders of the Company (the "Annual Meeting") was held on October 15, 1993. At the Annual Meeting, James D. Edwards, Richard Kazan, Dennis J. Lacey, William B. Patton, Jr., and Peter F. Schabarum were re-elected as directors of the Company.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Included as exhibits are the items listed in the
             Exhibit Index. The Company will furnish to its shareholders a copy of any of the exhibits listed therein upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

         b. There were no reports on Form 8-K filed during the three months ended November 30, 1993.



Item No.                       Exhibit Index



11A  Computation of Primary Earnings Per Share.   A computation
     of fully diluted earnings per share is not presented as it is the same as the computation of primary earnings per share.





                                             Exhibit 11A

               CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

               COMPUTATION OF PRIMARY EARNINGS PER SHARE

                               Three Months Ended            Six Months Ended
                           November 30,  November 30,    November 30,  November 30,
                              1993          1992             1993          1992


Shares outstanding at      9,654,000      9,273,000       9,654,000     8,948,000
  beginning of period

Shares issued during               -              -               -       162,000
  the period
(weighted average)

Shares earned but not         50,000              -          50,000             -
  issued under the CEO
  Bonus Plan

Dilutive shares            2,286,000      1,103,000       2,286,000     1,092,000
  contingently issuable
  upon exercise of options
  (weighted average)

Less shares assumed to      (961,000)      (663,000)       (947,000)     (685,000)
  have been purchased
  for treasury with assumed
  proceeds from exercise of
  stock options
  (weighted average)

Total shares, primary     11,029,000      9,713,000      11,043,000     9,517,000

Net income               $   173,000     $  380,000     $   455,000    $  766,000

Net income per share,    $      0.02     $     0.04     $      0.04    $     0.08


               CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL ASSOCIATES, INC.
                              Registrant


Date:  January 7, 1994        By: /s/Anthony M. DiPaolo

                              Anthony M. DiPaolo,
                              Vice-President and Controller
                              (Principal Accounting Officer)































                             19 of 19