Form 10-Q
period 1994-02-28
CAPITAL ASSOCIATES INC
filed 1994-03-29
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1994

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

Registrant's telephone number, including area code: 303/980-1000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No

The number of shares outstanding of the Registrant's $.008 par value common stock at March 23, 1994, was 9,725,618.




             CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                              INDEX


                                                            PAGE
PART I.   FINANCIAL INFORMATION                            NUMBER

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets - February 28, 1994
          and May 31, 1993                                    3

          Consolidated Statements of Operations - Three and
          Nine Months Ended February 28, 1994 and 1993        4

          Consolidated Statements of Cash Flows - Nine Months
          Ended February 28, 1994 and 1993                    5

          Notes to Consolidated Financial Statements         6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                8-15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  16

          Exhibit Index                                      17

          Signature                                          19





















           CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
            (Dollars in thousands, except par value)

                             ASSETS

                                           February 28,   May 31,
                                              1994         1993
                                                         (Note 1)

Cash and cash equivalents, including
  restricted funds of $753 and $1,697,
  respectively                            $   2,002    $   3,210
Accounts receivable, net of allowance
  for doubtful accounts of $604 and
  $593, respectively                            759        1,715
Income tax refunds receivable                   255        1,870
Equipment held for sale or re-lease           5,049          461
Residual values and other receivables
  arising from equipment under lease
  sold to private investors                   5,373        5,071
Notes receivable arising from
  sale-leaseback transactions                35,069       42,674
Net investment in direct finance leases      26,564       51,649
Leased equipment, net                        22,172       39,174
Investments in affiliated limited
  partnerships                               12,958       15,200
Other                                         6,330        6,084
Discounted lease rentals assigned to
  lenders arising from equipment sales      110,557      113,527
                                          $ 227,088     $280,635

               LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving Credit Facility                 $     594    $      21
Accounts payable and other liabilities        9,548       10,414
Term Loan                                    24,454       37,836
Deferred income taxes                         1,553        1,500
Obligations under capital leases arising
  from sale-leaseback transactions           34,967       42,496
Discounted lease rentals                    135,020      168,065
                                            206,136      260,332
Stockholders' equity:
  Common stock                                   59           59
  Additional paid-in capital                 16,612       16,604
  Retained earnings                           4,332        3,691
  Treasury stock                                (51)         (51)

     Total stockholders' equity              20,952       20,303
                                          $ 227,088    $ 280,635

                         See accompanying notes

           CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)
       (Dollars in thousands, except earnings per share)

                                    Three Months Ended              Nine Months Ended
                                 February 28,  February 28,     February 28,  February 28,
                                    1994           1993             1994          1993

Revenue:
  Equipment sales to affiliated
    limited partnerships        $   5,578      $   8,868       $   55,102    $   41,085
  Other equipment sales             8,889          7,591           34,149        25,266
  Leasing                           2,804          5,716           10,642        20,854
  Interest                          3,949          3,700           11,468        12,103
  Other                             1,077            788            3,178         2,476

  Total revenue                    22,297         26,663          114,539       101,784

Costs and expenses:
  Equipment sales                  12,570         14,020           83,078        57,899
  Leasing                           1,216          2,473            4,212        10,042
  Operating and other expenses      3,100          3,279            9,371        10,329
  Interest:
    Non-recourse debt               4,577          5,307           14,207        17,223
    Recourse debt                     422            716            1,441         2,646
  Provision for losses                100            285            1,160         1,785

  Total costs and expenses         21,985         26,080          113,469        99,924

Income before income taxes            312            583            1,070         1,860
Income tax expense                    125            233              428           744
Net income                      $     187      $     350       $      642    $    1,116
Earnings per common
  and common equivalent share   $    0.02      $    0.03       $     0.06    $     0.11
Weighted average number of
  common and common equivalent
  shares outstanding           10,851,000     10,427,000       10,978,000     9,818,000

                                      See accompanying notes


           CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)
                  (Dollars in thousands)

                                          Nine Months Ended
                                     February 28,    February 28,
                                        1994              1993

Net cash provided by operating
  activities                          $  4,941          $ 13,808
Cash flows from investing activities:
  Recovery of investment in
    direct finance leases               11,073            15,688
  Equipment purchased for leasing       (1,886)           (9,457)
  Net receipts from affiliated
    limited partnerships                 1,494             1,997
  Proceeds from sales of equipment
    held for investment                  7,230               633
  Proceeds from sales of lease rentals   5,410                 -
Net cash provided by investing
  activities                            23,321            17,861

Cash flows from financing activities:
  Proceeds from discounting of
    lease rentals                        2,478             6,731
  Principal payments on discounted
    lease rentals                      (19,147)          (26,434)
  Proceeds from sales of common stock        8                14
  Net payments on recourse debt        (12,809)          (15,478)

Net cash used in financing activities  (29,470)          (35,167)

Net decrease in cash                    (1,208)           (3,498)

Cash at beginning of period             (3,210)            7,026

Cash at end of period                $   2,002          $  3,528

Supplemental schedule of cash flow
  information:
  Recourse interest paid             $   1,340         $   2,996
  Non-recourse interest paid             2,537             4,862
Income taxes paid                          181             1,470
  Income tax refunds received            1,614                 -
Supplemental schedule of non-cash
  investing and financing activities:
  Discounted lease rentals assigned
    to lenders arising from equipment
    sales transactions                  29,081            11,191
  Assumption of discounted lease
    rentals in lease acquisitions       15,675            20,405
  Residual values and other receivables
    arising from equipment under lease
    sold to private investors            2,019                 -
  Notes receivable relating to equipment
    sale transactions                    7,605             6,855
  Obligations under capital leases
    arising from sale-leaseback
    transactions                         7,529             6,761

                        See accompanying notes

               CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (the "1993 Form 10-K"), previously filed with the Securities and Exchange Commission.

      The balance sheet at May 31, 1993 has been derived from the audited financial statements included in the Company's 1993 Form 10-K. The consolidated balance sheet as of May 31, 1993 and the consolidated statements of operations for the three and nine months ended February 28, 1993 have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", as discussed further in Note 3 to Notes to Consolidated Interim Financial Statements.

      Certain reclassifications have been made to prior periods' financial statements to conform to the current period's presentation.

2.    Credit Facility

      The Company's recourse operating credit facility ("Credit Facility") consists of two facilities, a revolving credit facility (the "Revolving Credit Facility") and a term facility (the "Term Loan"). The availability under the Revolving Credit Facility is equal to (1) the lesser of $10.75 million or (2) the Borrowing Base amount, reduced by the outstanding indebtedness under the Revolving Credit Facility. As of February 28, 1994, the Borrowing Base amount was approximately $6.0 million, and the outstanding indebtedness under the Revolving Credit Facility was $.6 million, leaving approximately $5.4 million of availability under the Revolving Credit Facility to fund the Company's working capital needs.

      The outstanding principal balance of the Term Loan as of February 28, 1994 was $24,454,000. Principal reductions under the Term Loan are scheduled to occur as follows (in thousands):

          Three months ended May 31, 1994         $   3,955
          Twelve months ended May 31, 1995           16,446
          Balance remaining at May 31, 1995
            (the scheduled termination date of
             the Credit Facility)                     4,053
                                                   $ 24,454

      As of the time these financial statements were prepared, there were no Defaults or Events of Default existing under the Credit Facility.

      The Revolving Credit Facility bears interest at the Mellon Bank, N.A. Prime Rate plus 1%, payable monthly, in arrears. On February 28, 1994, Mellon's Prime Rate was 6.0%. The Term Loan bears interest at a fixed rate of 6.0%, payable monthly, in arrears.

3.    Income Taxes

      Effective June 1, 1993, the Company adopted SFAS 109.  SFAS
      109 requires the recognition of deferred tax liabilities and assets for the future income tax consequences of events that have been recognized in the Company's financial statements or tax returns.

      The Company elected to adopt SFAS No. 109 by restating fiscal years 1993 and 1992 financial statements. The effects of the restatement on net income and related per share amounts for the three and nine months ended February 28, 1993 are as follows:

                          Three Months Ended    Nine Months Ended
                          February 28, 1993     February 28, 1993

      As previously reported:
        Net income           $ 278,000              $   805,000
        Net income per
          common share             .03                      .08

      As restated:
        Net income           $ 350,000              $ 1,116,000
        Net income per
          common share             .03                      .11

      Change in net          $  72,000              $   311,000
        income due to
        adoption of SFAS 109

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

4.    Equipment Held for Sale or Re-lease

      Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized through sale or re-lease, consists of equipment previously leased to end users which has been returned to the Company following lease expiration. The February 28, 1994 carrying value consists primarily of one jet aircraft.


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

                                   Condensed Consolidated                     Condensed Consolidated
                                  Statements of Operations   The effect on   Statements of Operations    The effect on
                                    for the Three Months     net income of     for the Nine Months       net income of
                                     Ended February 28,     changes between     Ended February 28,      changes between
                                     1994         1993          periods         1994         1993           periods
                                                                     (in thousands)

      Equipment sales margin       $ 1,897      $  2,439       $  (542)       $  6,173    $  8,452        $  (2,279)
      Leasing margin (net of
        interest expense on
        discounted lease rentals)      960         1,636          (676)          3,691       5,692           (2,001)
      Other income                   1,077           788           289           3,178       2,476              702
      Operating and other expenses  (3,100)       (3,279)          179          (9,371)    (10,329)             958
      Provision for losses            (100)         (285)          185          (1,160)     (1,785)             625
      Interest expense on recourse
        debt                          (422)         (716)          294          (1,441)     (2,646)           1,205
      Income taxes                    (125)         (233)          108            (428)       (744)             316

        Net income                 $   187      $    350       $  (163)       $    642    $  1,116         $   (474)

      Equipment Sales

      Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):

                                                            Three Months Ended February 28,                Increase
                                                             1994                     1993                (Decrease)
                                                      Revenue    Margin        Revenue    Margin      Revenue    Margin


      Transactions during initial lease term:
        Equipment under lease sold to PIFs           $  5,578    $   76       $  8,868    $  182
        Equipment under lease sold to
          private investors                             6,435       164          3,699       468
                                                       12,013       240         12,567       650      $ (554)    $ (410)
      Transactions subsequent to initial lease
        termination:
        Sales of off-lease equipment                    1,230       682          2,386       555
        Sales-type leases                                 359       110            456       185
        Excess collections (cash collections
          in excess of the associated residual
          value from equipment under
          lease sold to private investors)                865       865          1,050     1,049
                                                        2,454     1,657          3,892     1,789      (1,438)      (132)
                                                      $14,467     1,897        $16,459     2,439     $(1,992)    $ (542)
      Provision for losses                                         (100)                    (285)
      Realizations of value in excess of
        provision for losses                                    $ 1,797                   $2,154




                                                            Nine Months Ended February 28,                Increase
                                                             1994                     1993               (Decrease)
                                                      Revenue    Margin        Revenue    Margin      Revenue    Margin
                                                                                      (in thousands)

      Transactions during initial lease term:
        Equipment under lease sold to PIFs           $ 55,102   $ 1,346       $ 41,085   $ 1,048
        Equipment under lease sold to
          private investors                            27,387       903          8,932       648
                                                       82,489     2,249         50,017     1,696    $ 32,472    $   553

      Transactions subsequent to initial lease
        termination:
        Sales of off-lease equipment                    3,771     1,624          9,264     2,321
        Sales-type leases                               1,334       643          3,795     1,160
        Excess collections (cash collections
          in excess of the associated residual
          value arising from equipment under
          lease sold to private investors)              1,657     1,657          3,275     3,275
                                                        6,762     3,924         16,334     6,756      (9,572)    (2,832)

                                                      $89,251     6,173        $66,351     8,452     $22,900    ($2,279)

      Provision for losses                                        1,160                    1,785
      Realizations of value in excess of
        provision for losses                                    $ 5,013                   $6,667



      As discussed below, to maintain profitable results of operations, the Company is selling more leased equipment during its initial lease term (shown in the preceding table as an increase in sales revenue of leases during the initial lease term of $32,472,000 for the nine months ended February 28, 1994) to offset the decrease in sales margins from transactions subsequent to initial lease termination (shown in the preceding table as a decrease of $9,572,000 in revenue from Transactions subsequent to initial lease termination for the nine months ended February 28, 1994). In the ordinary course of business, the Company will (i) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors, and (ii) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors when the profit is desirable or to reduce perceived residual exposure. The Company expects to continue to sell leased equipment during the initial lease term to maintain profitable results of operations during fiscal 1994. To the extent such sales involve seasoned lease transactions, it will increase the effect of portfolio run-off.

      The table below demonstrates that the decline in the Company's lease portfolio during the nine months ended February 28, 1994 is attributable primarily to equipment sales:

                                                       Discounted lease
                                   Direct finance       rentals, net of
                                 leases, operating     discounted lease
                                  leases, net and      rentals assigned    Net investment
                                  equipment held      to lenders arising     in leased
                               for sale or re-lease  from equipment sales    equipment


      As of May 31, 1993            $  91,284             $ (54,538)         $  36,746
      Net change arising from
        Syndication and PIF sales
        activities                    (17,893)               11,510             (6,383)
        Sale of lease rentals(1)       (3,899)                2,933               (966)
      Provision for losses             (1,160)                    -             (1,160)
      Non-recourse debt balloon
        pay-off (see page 12)               -                 2,300              2,300
      Change as a result of
        portfolio run-off             (14,546)               13,332             (1,214)

      As of February 28, 1994       $  53,786             $ (24,463)         $  29,323

           (1) The Company recorded a gain of $305,000 on the sale of the underlying lease rentals for the nine months ended February
               28, 1994.


      A significant portion of the Company's net assets consists of aircraft. To reduce the concentration of aircraft in its portfolio, during the first fiscal quarter 1994 the Company sold three aircraft under lease. The following table summarizes the Company's investment in aircraft as of February 28, 1994 and May 31, 1993 (in thousands):

                                     February 28,        May 31,
                                        1994              1993

      Leased equipment, net of
        accumulated depreciation     $  12,658          $ 23,836
      Equipment held for sale or
        re-lease                         4,820                 -
      Associated non-recourse debt      (5,198)          (12,425)
                                        12,280            11,411
      Residual values and other
        receivables arising from
        equipment under lease sold
        to private investors             1,045             1,008

      Net investment in aircraft     $  13,325          $ 12,419

      Approximately $5.6 million (net of non-recourse debt of $4.2 million) of the Company's current $13.3 million of net investment in aircraft is represented by two jet aircraft. Leases on these aircraft expire December 31, 1996. The Company has entered into a commitment to sell the two aircraft subject to obtaining an appraisal satisfactory to the buyer. The commitment provides for the sale of one aircraft in May 1994, and the sale of the other aircraft in August 1994. The sales price of each aircraft approximates their net book value as of the date of sale.

      During the third fiscal quarter 1994, the lease expired on a jet aircraft having a net book value of $5 million. The aircraft was returned to the Company and is included in Equipment Held for Sale or Re-Lease. The Company's investment in such aircraft was subject to non-recourse "balloon" debt of approximately $2.3 million which was payable in full upon expiration of the lease and, accordingly, the Company funded such payment using the availability under the Revolving Credit Facility during the fiscal third quarter 1994. The aircraft is presently undergoing maintenance and refurbishment. Upon completion, the Company intends to remarket the aircraft through re-lease or sale to other third party users.

      Equipment Sales to PIFs

      Equipment sales to PIFs increased during the nine months ended February 28, 1994, as compared to the similar period in fiscal 1993, principally because more leases that satisfied the Company's Underwriting Standards were identified, in part as a result of the opening of new sales offices.

      Under applicable regulatory guidelines, the Company is entitled to receive various fees and distributions in connection with its activities related to its sponsored PIFs. One such fee, an acquisition fee payable upon sale of equipment under lease to a PIF, is, in general, subject to a regulatory maximum amount over the term of a PIF. Acquisition fees earned by the Company from equipment sales to one of its PIFs reached the regulatory maximum during fiscal year 1992 and, during first fiscal quarter 1994, the maximum was reached for another PIF. These circumstances will have an impact on reported equipment sales margins in future periods, but are not expected to impact total PIF-related income (after costs of equipment sales) in future periods because other allowable fees and distributions are expected to increase during such periods.

      Equipment Sales to Private Investors

      The Company re-opened its private investor sales department during the second fiscal quarter 1993 and has hired two experienced private equity salespersons, and as a result, equipment sales to private investors increased during both the third fiscal quarter 1994 and the nine months ended February 28, 1994, as compared to the similar periods in fiscal year 1993. The development of a customer base of private investors is a principal operating goal for the Company.

      Remarketing Sales

      Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that matures in a particular quarter. In general, as the size of the Company's lease portfolio declines, fewer leases mature and less equipment is available for remarketing each quarter. As a result, remarketing revenue has declined during both the third fiscal quarter and nine months ended February 28, 1994 compared to the comparable periods in fiscal 1993. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. Accordingly, the Company is pursuing financing opportunities to obtain funds to add to its own portfolio, such as lease securitization and other financing possibilities. See the discussion of financing possibilities under "Business Plan" below.

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

      Provision for losses result from the realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred). The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin or as leasing margin. As shown on pages 8 and 9 of 19, the realizations from sales were at a value in excess of the provision for losses, even without considering realizations from remarketing activities recorded as leasing margin (see discussion below).

      Leasing Margin

      Leasing margin consists of the following (in thousands):

                                     Three Months Ended        Nine Months Ended
                                         February 28,              February 28,
                                     1994          1993        1994         1993


      Leasing revenue              $ 2,804       $ 5,716    $ 10,641     $ 20,854
      Leasing costs and expenses    (1,216)       (2,473)     (4,212)     (10,042)
      Net interest expense on
        associated discounted
        lease rentals                 (628)       (1,607)     (2,738)      (5,120)

          Leasing margin           $   960       $ 1,636     $ 3,691      $ 5,692

          Leasing margin ratio         34%           29%         35%          27%


      Leasing margin has declined and is expected to decline further as a result of portfolio run-off. See the discussion under "Business Plan" below. The leasing margin ratio has increased as a result of remarketing activities, which include the rental proceeds from renewing, extending or re-leasing equipment before and after the end of the initial lease term.

      Other Income

      During the first fiscal quarter 1994, the Company received a $2 million income tax refund, consisting of $1.6 million that was previously recorded as "Income tax refunds receivable", and an additional $.4 million of interest that was recorded in first fiscal quarter 1994 as "Other income". Other income for the third fiscal quarter 1994 included $.3 million related to a sales tax audit recovered from lessees in excess of amounts previously considered recoverable.

      Operating and Other Expenses

      Operating and other expenses decreased $.2 million (6%) and $1 million (9%) for the three and nine months ended February 28, 1994, as compared to the comparable periods in fiscal year 1993. The decrease principally reflects a reduction in salaries and wages. As of February 28, 1994, the Company had 115 full-time employees compared to 149 full-time employees at November 30, 1992 and 117 full-time employees at February 28, 1993. As the portfolio has run-off, the Company has decreased the size of its back office staff while adding revenue producing lease origination and private equity syndication personnel. The Company had opened eleven field sales offices as of February 28, 1994.

      Interest Income and Expense

      Interest revenue arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in interest expense on non-recourse debt, (net of the associated interest revenue), was due to portfolio run-off.

      The decrease in interest expense on recourse debt reflects the decline in the outstanding balance of the Credit
      Facility.

      Income Taxes

      Effective June 1, 1993, the Company adopted Statement of
      Financial Accounting Standards No.  109, "Accounting for
      Income Taxes".  See Note 3 to Notes to Consolidated Interim
      Financial Statements.

II.   Liquidity and Capital Resources

      The Company's activities are principally funded by the Revolving Credit Facility, rents, proceeds from sales of on-lease equipment, non-recourse debt, fees and distributions from its PIFs, and sales or re-leases of equipment during and after the expiration of the initial lease terms.

      Cash held by the PIFs available for purchase of equipment from the Company is:

                                             As of February 28,
                                             1994         1993

        Available cash                    $ 11,937     $ 19,637
        Cash committed for
          equipment purchases                9,419        8,062
        Uncommitted cash                  $  2,518     $ 11,575

      Currently, one PIF, Capital Preferred Yield Fund-II, ("CPYF-II") is actively selling units to the public. Four other PIFs have ceased offering units, however, they generate cash for purchase of equipment from operating activities. The Company anticipates that $9 million of additional cash available for purchase of equipment will be generated by the four PIFs during third fiscal quarter 1994. During the fourth fiscal quarter 1994, CPYF-II will cease offering units for sale to the public. The Company has substantially completed the registration of up to $50 million of units in a new PIF, Capital Preferred Yield Fund-III, ("CPYF-III"), for sale to the public. The Company anticipates commencing the offering of unit sales in CPYF-III following the termination of the offering for sale to the public of units in CPYF-II.

      Management believes the Company's ability to generate cash from operations is sufficient to fund operations, particularly when operations are viewed as including investing and financing activities. In this context, it should be noted that the Company reduced its aggregate outstanding indebtedness under its Credit Facility by $12.8 million since May 31, 1993 and improved its recourse debt-to-equity ratio as follows:

                                                    As of
                                       February 28,      May 31,
                                           1994           1993

      Recourse debt outstanding
        under the Credit Facility       $  25,048      $  37,857
      Stockholder equity                $  20,952      $  20,303
      Recourse debt/stockholder's
        equity                          1.20 to 1      1.86 to 1

III.  Business Plan

      As discussed in the 1993 Form 10-K, during fiscal year 1991, the Company agreed with its Lenders to begin repaying its Credit Facility. Accordingly, during the last four months of fiscal year 1991, fiscal years 1992 and 1993 and during the nine months ended February 28, 1994, the Company used substantially all of its cash flow after payment of operating expenses to pay down its Credit Facility.
      As a result of making these repayments, the Company did not have the funds necessary to significantly add to its leasing portfolio. Because a leasing portfolio declines in size as it matures, the Company's leasing portfolio and related revenue have declined since 1991. The Revolving Credit Facility provides a limited amount of funds to the Company to invest in new leases. However, this level of funds is not sufficient to maintain the current portfolio and, accordingly, the current level of remarketing profits may not be achievable in the future. Therefore, maintaining the current level of profitability is dependent principally upon equipment sales margins from new lease originations and seasoned lease transactions (see the discussion on page 9 of 19) and/or development of new sources of revenue related to the Company's core business.

      The Company's current business plan is designed to maintain profitable operations. The amount of longer-term future profits, if any, will largely depend on the amount of new capital available to the Company. Such capital may be in a variety of forms including new recourse debt, additional equity (which could include a sale of the Company, possibly coupled with an infusion of new funds into the Company from the purchaser), securitized financing vehicles or equity provided from private purchases of equipment originated by the Company or strategic alliances/combinations with other leasing companies. The Company is actively pursuing financing possibilities. No assurance can be given, however, that the Company will be successful in operating profitably, developing new sources of revenue or in obtaining access to new financing.


               CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                              PART II

                        OTHER INFORMATION

Item 1.  Legal Proceedings

         With respect to the pending CIS Corporation ("CIS") litigation in connection with its Chapter 11 bankruptcy proceeding, in January, 1994, the Trustee of the CIS bankruptcy estate filed an amended complaint seeking to recover $1,121,074.88 for rent, taxes and other amounts due from CAII under subleases on which CIS is sublessor and CAII is sublessee, in addition to the $145,000 preference claim which was asserted in the original complaint filed in October, 1991. CAII filed an answer and counterclaims on March 11, 1994 asserting that CIS owes CAII $1,227,609.59 in unpaid rent and other charges. Of this amount, CAII is asserting that approximately $850,000 is entitled to administrative expense priority. In addition, CAII responded to the Trustee's discovery requests.

         CAII is pursuing its claims against CIS and vigorously defending against the claims asserted by the Trustee. Although management believes that the ultimate outcome of these claims should not have a material adverse impact on the Company's financial position and that any amounts ultimately owed by CAII to CIS should be completely, or at least substantially, offset by amounts owed by CIS to CAII, it is not possible to predict the ultimate outcome of this litigation at this time.

         There have been no material developments (other than those discussed above regarding the CIS litigation) during third fiscal quarter 1994 with respect to the legal proceedings described in the Company's fiscal 1993 Form 10-K.


Item 6.  Exhibits and Reports on Form 8-K

         a.  Included as exhibits are the items listed in the
             Exhibit Index. The Company will furnish to its shareholders a copy of any of the exhibits listed therein upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

         b. There were no reports on Form 8-K filed during the three months ended February 28, 1994.


Item No.                                           Exhibit Index



11A Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as it is the same as the computation of primary earnings per share.


                                                           Exhibit 11A

                      CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                      COMPUTATION OF PRIMARY EARNINGS PER SHARE

                               Three Months Ended                 Nine Months Ended
                            February 28,  February 28,         February 28,  February 28,
                               1994          1993                 1994          1993


Shares outstanding at
  beginning of period        9,654,000     9,273,000            9,654,000      8,948,000

Shares issued during
  the period
  (weighted average)            61,000       346,000               54,000        330,000

Dilutive shares
  contingently issuable
  upon exercise of options
  (weighted average)         2,265,000     2,295,000            2,287,000      1,492,000

Less shares assumed to
  have been purchased
  for treasury with
  assumed proceeds
  from exercise of
  stock options
  (weighted average)        (1,129,000)   (1,487,000)          (1,017,000)      (952,000)

Total shares, primary       10,851,000    10,427,000           10,978,000      9,818,000

Net income                  $  187,000     $ 350,000           $  642,000     $1,116,000

Net income per share,
  primary                   $     0.02     $    0.03           $     0.06     $     0.11



                  CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CAPITAL ASSOCIATES, INC.
                             Registrant


Date:  March 28, 1994        By:  /s/Anthony M. DiPaolo
                             Anthony M. DiPaolo,
                             Senior Vice-President and Controller
                             (Principal Accounting Officer)