Form 10-K
period 1994-05-31
CAPITAL ASSOCIATES INC
filed 1994-07-18
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended May 31, 1994

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 Commission file number 0-15525

                     CAPITAL ASSOCIATES, INC.
     (Exact name of registrant as specified in its charter)

               Delaware                                   84-1055327
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                 Identification No.)

     7175 West Jefferson Avenue,                           80235
          Lakewood, Colorado                             (Zip Code)
     (Address of principal executive offices)

     Registrant's telephone number, including area code: (303) 980-1000

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.008 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X    No
                                                       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate market value of stock held by non-affiliates was $2,570,000 based upon 3,287,800 shares held by such persons and the close price on July 7, 1994 was $.78125. The number of shares outstanding of the Registrant's $.008 par value common stock at July 7, 1994 was 10,028,647.

            Documents incorporated by reference

Certain portions of Registrant's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.


Page One of 29 Pages          Exhibit Index Begins on Page 23

                                 PART I

Item 1.  Business

Capital Associates, Inc. ("CAI"), was incorporated as a holding company in October 1986. Its principal operating subsidiary, Capital Associates International, Inc. ("CAII"), was incorporated in December 1976. Capital Associates, Inc., is principally engaged in (1) buying, selling, leasing and remarketing new and used equipment, (2) managing equipment on and off-lease,
(3) sponsoring, co-sponsoring, managing and co-managing publicly-registered income funds and (4) arranging equipment-related financing.

DEVELOPMENT OF BUSINESS

The Company reported net income of $710,000 for fiscal year 1994, net income of $1.4 million for fiscal year 1993 and net losses of ($6.2) million for fiscal year 1992, ($13.6) million for fiscal year 1991 and ($16.1) million for fiscal year 1990. See the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 (the "1992 Form 10-K") for a discussion of the factors which contributed to the losses in fiscal years 1992, 1991 and 1990.

Through the first quarter of fiscal year 1991, the Company financed the acquisition of long-term assets principally with funds drawn on its recourse debt facility (the "Debt Facility"). At that time, the Debt Facility was a short-term facility, and the Company had to renew it annually. The Debt Facility reached a maximum principal balance of approximately $100 million during August 1990.

During the second quarter of fiscal year 1991, the Company agreed with its Lenders to begin repaying the Debt Facility. In March 1991, the Company and its Lenders agreed to divide the Debt Facility into two components--a revolving credit facility (the "Revolving Credit Facility") and a term loan facility (the "Term Loan") and extended the term of the Debt Facility through November 30, 1991. In December 1991, the Company and its Lenders extended the Debt Facility for twelve months through November 30, 1992. In December 1992, the Company and its Lenders extended the Debt Facility for thirty-months through May 31, 1995.

During the last four months of fiscal year 1991 and fiscal years 1992, 1993, and 1994 the Company used substantially all of its cash flow after payment of operating expenses to pay down the Debt Facility. As of May 31, 1994, the outstanding principal balance under the Debt Facility was less than $19 million. However, as discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, these circumstances have resulted in a decline in the Company's leasing portfolio and related revenue (referred to in this discussion as "portfolio run-off").

On September 3, 1991, the Board of Directors appointed a new Chief Executive Officer ("CEO"). The new CEO restructured management responsibilities and hired e xperienced marketing and remarketing personnel. Because of the Debt Facility repayment schedule and the related portfolio run-off resulting therefrom the Company restructured operations (as described more fully in the 1992 Form 10-K) and implemented a business plan intended to return the Company to profitability.

During fiscal years 1993 and 1994, the Company implemented its business plan and reported eight consecutive profitable quarters. The primary strategy underlying the business plan was to reduce back office costs (by approximately 51%) and add revenue producing sales personnel. In this connection, the Company:

*  Opened ten new field sales offices since September 1, 1991.

* Raised $34 million through the offering of units of Class A limited partner interest ("Class A Units") in the Company's fifth sponsored public income fund ("PIF"), Capital Preferred Yield Fund II, L.P. ("CPYF II").

* Began offering Class A units in the Company's sixth sponsored PIF, Capital Preferred Yield Fund III ("CPYF III").

* Reemphasized private equity syndications selling $43 million and $14 million of equipment to private investors during fiscal year 1994 and 1993, respectively, compared to $7 million during fiscal year 1992.

* Added remarketing personnel and increased remarketing sales margins to $5.0, $8.3 million and $4.9 million in fiscal years 1994, 1993 and 1992, respectively, compared to $4.7 million in fiscal year 1991.

* Maintained strict cost controls and enhanced productivity, including significant reductions of the Company's workforce. General and administrative expenses declined from $17 million in fiscal year 1992 to $12.3 million in fiscal year 1994. The number of employees declined from 162 on May 31, 1992 to 114 on May 31, 1994.

* Favorably resolved several legal proceedings in which the Company was a defendant.

* Renewed the Company's Debt Facility for thirty months through May 31, 1995, on terms favorable to the Company.

* Reduced the concentration of its investment in aircraft. The net investment in aircraft declined from $12.4 million at May 31, 1993 to $10.5 million at May 31, 1994. The Company has a commitment to sell another aircraft which is expected to close in September 1994. After that sale, the net equity in aircraft will be less than $8 million.

* Improved its recourse debt/stockholders equity ratio to .9 to 1 at May 31, 1994 compared to 3.3 to 1 at May 31, 1991.

The amount of future profits, if any, will be largely dependent on the amount of new capital available to the Company. The Company has been pursuing financing possibilities to obtain new capital. Such capital may be in a variety of forms including new recourse debt, additional equity (which could include a sale of the Company, possibly coupled with an infusion of new funds into the Company from the purchaser), securitized financing vehicles, equity from private purchases of equipment originated by the Company and/or strategic alliances/combinations with other leasing companies. The Company has not yet been successful in its efforts to raise new capital. However, as a result of the Company's efforts to identify new investors, on June 2, 1994, Richard Kazan (who at the time was the Company's largest single shareholder owning approximately 23% of the Company's outstanding shares) sold of all his shares to MCC Financial Corporation ("MCC"), a regional/commuter aircraft leasing company headquartered in McLean, Virginia, and resigned as a director of the Company. James Walker, the President of MCC, was appointed to fill the vacancy on the Board of Directors created by Kazan's resignation.

The Company is continuing to actively pursue financing possibilities to obtain new capital. Without obtaining new capital, profitability is dependent principally upon (1) equipment sales margins from new lease originations, (2) development of new sources of revenue related to the Company's core business and (3) reductions in operating costs. The Company's current business plan is designed to maintain profitable operations, focusing on these activities listed above. No assurance can be given, however, that the Company will be successful in operating profitably or in obtaining access to new capital during fiscal year 1995.

DESCRIPTION OF BUSINESS

Leasing Activities

The Company originates two basic types of leases, direct financing leases ("DFLs") and operating leases ("OLs"). Under generally accepted accounting principles ("GAAP"), the primary distinguishing factor between these two types of leases is the present value of the rents in relation to the cost of the leased equipment. In the case of a DFL, the Company is contractually entitled to recover at least 90% of its original investment in the equipment from the present value of the initial lease rentals. In the case of an OL, the Company is contractually entitled to recover less than 90% of its original investment in the equipment from the present value of the initial lease rentals. As of May 31, 1994, the Company's net investment in DFLs was approximately $18 million and its net investment in OLs was approximately $16 million. See Note 1 to Notes to Consolidated Financial Statements for a detailed discussion of the Company's lease accounting policies.

The Company's lease origination marketing strategy is transaction driven. Leases are originated for the Company's account, its sponsored and co-sponsored PIFs and private third party purchasers of equipment arranged by the Company. With each lease origination opportunity, the Company evaluates both the prospective lessee and the equipment to be leased. With respect to each potential lessee, the Company evaluates the lessee's credit worthiness, as well as the probability that the lessee will renew the lease, upgrade or add to the equipment on lease, or return the equipment at the end of the lease. With respect to the equipment, the Company evaluates the remarketing, upgrade and renewal potential of the equipment as well as its importance to the lessee's business.

Prior to fiscal year 1991, more than 50% of the equipment leases originated by the Company consisted of office technology equipment, including data processing and communications equipment. In recent years, the Company has de-emphasized computer equipment and diversified its own equipment lease portfolio (as well as, the equipment portfolio it manages for private investors and its sponsored and co-sponsored PIFs) to include a wide variety of high technology equipment as well as transportation equipment, materials handling equipment, manufacturing equipment, office automation equipment, retail equipment, medical equipment, mining equipment, industrial equipment and other equipment that meet the Company's underwriting standards. It is not the Company's intention to withdraw from the computer lease market. The Company will continue to originate new computer equipment leases that meet all of its underwriting standards and fit with its overall lease portfolio strategy. However, the Company expects to originate a lower percentage of leases of computer equipment in the future.

The Company leases equipment to lessees in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (1) lessees that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (2) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease. As of May 31, 1994, approximately 93% of the equipment owned by the Company was leased to companies that meet the above criteria.

The Company finances a significant portion of its equipment purchases with permanent fixed-rate, non-recourse borrowings secured by a first lien on the equipment and the related lease rental payments. As an interim step, the Company finances equipment purchases with the proceeds of borrowings under its Revolving Credit Facility, pending the sale of the equipment to a private investor or PIF, or placement of permanent non-recourse debt on equipment obtained for its own account. On newly originated leases, it is the Company's policy to recover its entire investment in the leases that it sells to private equity investors and the PIFs at the time of sale. In the case of equipment financed with permanent non-recourse debt for the Company's own account, it is the Company's policy to recover all but its equity investment in the equipment at the time it closes the financing. The Company finances its equity investment with borrowings under its Revolving Credit Facility and recovers the investment, in whole or in part, from renewal rents received and/or sales proceeds realized from the equipment after repayment in full of the related permanent non-recourse debt.

Due to low prevailing interest rates, the adverse effect of tax reform on the availability of private equity markets, downsizing of the sales force during 1991, more stringent lease underwriting standards and the limited funds available to the Company under its Revolving Credit Facility for new lease originations, the volume of new lease originations by the Company during fiscal years 1994, 1993 and 1992 was below that of preceding years. The cost of all equipment purchased for lease by the Company totalled $95 million, $87 million and $56 million during fiscal years 1994, 1993, and 1992, respectively. Of these amounts $82 million, $60 million and $53 million, respectively, were sold to the Company's PIFs.

No payments from any single lessee during fiscal year 1994 accounted for more than ten percent (10%) of the Company's consolidated revenues. For fiscal years ended 1994, 1993 and 1992, leasing revenues accounted for 9%, 18%, and 30%, respectively, of the Company's consolidated revenues during such years.

Underwriting Standards

All initial leases are subject to review under the Company's underwriting standards. Each potential lessee is assigned a credit risk rating of 1 (the highest rating) through 6 (the lowest rating), based on the application of specific criteria during the credit review process. The Company originates leases for its own account that have a credit rating of 1, 2 or 3. The Company originates leases for its PIFs consistent with each PIF's own lease origination standards.

The Company's Transaction Review Committee (the "TRC"), which is composed of members of senior management, (1) reviews and approves all material aspects of lease transactions, the credit ratings assigned to lessees and certain pricing and residual value assumptions, (2) advises on lease documentation requirements and deal structuring guidelines, (3) is responsible for monitoring asset quality on an on-going basis in order to estimate and assess the net realizable value at the end of the lease term for the Company's equipment and for reviewing and approving the quarterly Asset Quality Report and (4) revises and updates the underwriting standards, when and as necessary. All transactions over $500,000 and certain extraordinary transactions must be approved by the TRC. The TRC has delegated approval authority for smaller dollar transactions to certain senior officers of the Company. Generally, all transactions over $5,000,000 must also be approved by the Board of Directors.

Remarketing Activities

Remarketing activities consist of two components that complement lease origination activities: (1) lease portfolio management (i.e., managing equipment under lease) and (2) asset management (i.e., managing off-lease equipment). One of the Company's principal goals is to minimize off-lease equipment by proactively managing such equipment while it is under lease (e.g., renewing or extending the lease, or re-leasing, upgrading or adding to the equipment before the end of the initial lease term), and by selling such equipment after termination of the lease if it cannot be profitably re-leased.

The Company attempts to maximize the remarketing proceeds from, and minimize the warehousing costs for, off-lease equipment by (1) employing qualified and experienced remarketing personnel, (2) developing equipment remarketing expertise in order to maximize the profit from sales of off-lease equipment,
(3) minimizing the amount of off-lease equipment stored at independently operated equipment warehouses and thereby reducing warehousing costs, (4) leasing and operating its own general equipment warehouse to further reduce warehousing costs, (5) eliminating scrap inventory from the warehouses, and
(6) conducting on-site equipment inspections. The Company further supports these activities by carefully monitoring the residual values of its equipment portfolio and maintaining adequate reserves on its books, when and as needed, to reflect anticipated future reductions in such values due to obsolescence and other factors.

Private Investor Programs, Equity Syndications and PIFs

The Company has sponsored or co-sponsored numerous private investment programs in which third-party investors purchased, directly or indirectly, ownership interests in leased equipment. Such transactions were generally tax advantaged sale-leaseback transactions. The Company sold its private programs directly, and through broker-dealers, to corporate, institutional and individual investors. The Company has not entered into any such transactions since fiscal year 1989. The Company generally administers all aspects of its private investor programs and typically receives fees for its services, as well as participation interests in the rental income and residual value of the equipment.

During fiscal year 1993, the Company re-opened its equity syndications department. This department sells equipment leases, including title to the underlying equipment, to third party investors. The Company sold approximately $43 million, $14 million and $7 million of equipment to private investors during fiscal years 1994, 1993 and 1992, respectively.

A significant portion of the equipment acquired for lease is sold to the Company's PIFs. Various subsidiaries and affiliates of the Company act as the general partners or co-general partners of the PIFs. In addition, CAII contributes cash and/or equipment to each PIF in exchange for a Class B limited partner interest ("Class B interest"). Public investors purchase units of Class A limited partnership interest ("Class A units") for cash, which the PIFs use to purchase equipment on-lease to lessees. The Company receives (1) fees for performing various services for the PIFs (subject to certain dollar limits), (2) reimbursement for organizational and offering expenses incurred in selling the Class A Units (subject to certain dollar limits), (3) Class B partner cash distributions from each PIF and (4) general partner cash distributions. CAII's cash return on its Class B interest is subordinated to the cash returns on the Class A Units.

The Company currently sponsors or co-sponsors six PIFs -- (1) Capital Preferred Yield Fund, L.P. ("CPYF"), (2) Capital Preferred Yield Fund II, L.P. ("CPYF II") and (3) Capital Preferred Yield Fund III, L.P. ("CPYF III"), all three of which are sponsored solely by the Company; (4) PaineWebber Preferred Yield Fund L.P. ("PWPYF"), co-sponsored by the Company and PaineWebber Incorporated; (5) NorthStar Income Fund I, L.P. ("NorthStar"), co-sponsored by the Company and Lehman Brothers Inc.; and (6) Leastec Income Fund V ("Leastec V"), which the Company acquired from Leastec Corporation at the time of sale by the Company of its interest in Leastec Corporation back to its original owners. Only CPYF III is currently offering units for sale to the public. However, due to the reinvestment feature of each PIF, all of the PIFs, except Northstar and Leastec V, will acquire additional equipment from CAII during fiscal year 1995.

The following table summarizes the amount of Class A units sold to the public, the amount of cash and/or equipment contributed by CAI to each PIF in exchange for its Class B interest and CAI's maximum future Class B contributions/obligations for each PIF:

                                   CAI's Class B
                    Class A     Investment through    Maximum additional
PIF               Units Sold       May 31, 1994       Class B Investment

CPYF           $ 63.7 million     $  5.5 million            None
CPYF II          33.9 million         .3 million            None
CPYF III           .9 million        0.0 million         $ 500,000
PWPYF            71.1 million        8.6 million            None
Northstar        52.4 million        4.9 million            None
Leastec V        50.4 million        2.5 million            None

Competition

The Company competes in the leasing marketplace (1) as a lessor, (2) as a broker of new and used equipment, (3) as a sponsor and co-sponsor of PIFs and
(4) with other leasing companies for permanent non-recourse financing of lease rents. The Company, as an independent leasing company, competes with a significant number of other firms in each of these activities. These firms include (1) captive leasing companies that are subsidiaries, or otherwise affiliated with, vendors or equipment manufacturers, (2) other independent leasing companies that are publicly or privately owned, (3) leasing companies that are subsidiaries of, or otherwise affiliated with, U.S. or foreign banks, other financial institutions or insurance companies, (4) leasing companies that are subsidiaries of, or otherwise affiliated with, industrial or nonfinancial services companies, (5) equipment brokers, (6) investment banking firms, and (7) other income fund sponsors. Each of these types of companies operates differently in terms of its financial goals, its sources of funding and its business strategies.

According to a study just recently concluded by The Monitor, a publication of one of the leading recruiting firms in the financial services industry, the Company ranks 65th out of the top 100 leasing companies in the U.S. (based on 1993 net assets). Looking solely at independent leasing companies, the Company ranks 9th in the U.S. The Company's business represents less than 1% of the U.S. leasing market.

The Company competes mainly on the basis of its remarketing capability, terms offered in its leasing transactions, reliability in meeting its commitments and customer service. The Company's continued ability to compete effectively may be materially affected by the availability of financing, the terms of such financing, the marketplace for public income fund investments. The Company competes with a large number of equipment lessors, many of which have greater financial resources, greater economies of scale and lower costs of capital than the Company.

Employees

The Company had 114 employees as of May 31, 1994 versus 116 employees as of May 31, 1993, none of whom were represented by a labor union. On June 30, 1994 the Company reduced its workforce by 29 employees. The Company believes that its employee relations are good.

Item 2.  Properties

The Company leases office facilities (approximately 43,000 square feet) in Lakewood, Colorado (a suburb of Denver). These facilities house the Company's administrative, financing and marketing operations. The Lakewood, Colorado lease is for a term of 7 years, with 2 years remaining in the term, and with a base rent, as of May 31, 1994, of approximately $40,000 per month, plus a pro-rata share of building costs and expenses. The Lakewood, Colorado facility adequately provides for present and future needs, as currently planned. In addition, the Company leases a warehouse facility and regional marketing offices at an aggregate rental of approximately $170,000 per year.

Item 3.  Legal Proceedings

The Company is involved in the following pending legal proceedings:

a. CIS Corporation ("CIS") voluntarily filed for protection under Chapter 11 of the bankruptcy laws in 1989. The CIS bankruptcy trustee (the "Trustee") has asserted, in his First Amended Complaint, claims against CAII seeking (1) return of $145,000 plus interest in connection with certain alleged bankruptcy preference payments and (2) approximately $1.1 million for alleged breach of lease claims. CAII, in its Amended Answer and Counterclaims, (A) denied CIS's allegations and (B) asserted counterclaims of approximately $1.2 million against CIS for breaches of leases between CAII, as lessor, and CIS, as lessee. On May 31, 1994, CAII and CIS agreed to settle the litigation. Pursuant to the settlement agreement, CAII agreed to pay $220,000 to CIS, the parties agreed to dismiss their respective claims against each other in the bankruptcy litigation and the parties agreed to enter into a mutual general release. CIS agreed to draft the settlement agreement and deliver a copy thereof to the Company as soon as reasonably possible. The Company has not received a copy of the draft settlement agreement as of the date hereof.

b. In December 1987, CAII purchased certain equipment (the "Equipment") from MBank Dallas, N.A.("MBank"), for approximately $30 million and immediately leased (the "Lease") the Equipment back to MBank. In early 1988, as part of the same transaction, CAII financed approximately $25 million of the purchase price for the Equipment with the proceeds of a nonrecourse loan (the "Prudential Loan") from The Prudential Insurance Company ("Prudential"). MBank pledged the Equipment and certain installment receivables (the "Receivables") as collateral for its Lease obligations. CAII, in turn, pledged the Lease, the Equipment and the Receivables as collateral for the Prudential Loan. Texas Commerce Bank, N.A. ("TCB"), agreed to act as indenture trustee for the Prudential Loan.

    In March 1989, the Federal Deposit Insurance Corporation ("FDIC") placed MBank into receivership. This action and certain other actions of MBank at or about the same time constituted events of default under the Lease. In September 1989, FDIC purported to disaffirm the Lease, stopped making rent payments under the Lease and demanded that TCB return all of the Receivables to the FDIC. Thereafter, TCB continued to pay the proceeds from the Receivables to Prudential until all amounts due under the Prudential Loan (i.e., principal, interest and fees then due and owing) were paid to Prudential in full in March 1990.

    CAII requested that TCB distribute the amounts due and owing to CAII under the Lease upon payment in full of the Prudential Loan. TCB refused to do so, contrary to the terms of the Lease, and, as of the date hereof, is still refusing to do so. Instead, TCB required CAII to enter into an escrow agreement (the "Escrow Agreement"), whereby TCB continued to hold, and still holds, the remaining Receivables and proceeds therefrom.

    In December 1991, CAII, faced with TCB's continuing refusal to release its security interest in the equipment, entered into an agreement (the "Bank One Purchase Agreement") to sell (subject to CAII's obtaining a release from TCB, as indenture trustee, of its security interest in the Equipment) the Equipment to BankOne Texas, N.A. ("BankOne"), for $1 million in cash plus an additional $4.75 million payable in sixty monthly installments, beginning on January 1, 1992. BankOne paid CAII the $1 million and three of the monthly installments.


    In January 1992, BankOne filed a complaint in Texas state court against TCB and Prudential. In March 1992, Prudential and TCB filed counterclaims against Bank One and third-party claims against CAII and FDIC. BankOne ceased making installment payments to CAII when it was sued by Prudential and TCB. In April 1992, the state court case was removed to the United States District Court for the Northern District of Texas, Dallas Division (the "District Court"), where the case (the "MBank Litigation") is currently ongoing.

    The parties, CAII, FDIC, Prudential, TCB and BankOne, have filed multiple claims, crossclaims, counterclaims and third-party claims against each other in the MBank Litigation. The principle substantive issues in the MBank Litigation relate to the ownership of the Equipment, the Receivables and the proceeds therefrom. The claims asserted by CAII against other parties, and against CAII by other parties, to the MBank Litigation are summarized briefly below:

    Claims Asserted by CAII. CAII is seeking to recover in excess of $10 million of proceeds from the Receivables in accordance with the terms of the Lease which provided that CAII was entitled to such proceeds upon the occurrence of an event of default under the Lease. MBank's insolvency and FDIC's placement of MBank into receivership constituted events of default under the Lease. In the alternative, CAII is seeking a declaratory judgment, if CAII does not prevail on its claim to the proceeds, that it is the owner of the Equipment free and clear of all liens, which, if it prevailed on this claim, would permit CAII to complete the sale of the Equipment to BankOne. CAII is also seeking actual and punitive damages against (1) TCB for breach of its duty to pay over the amounts due to CAII under the Lease, other breaches by TCB of its duties to CAII under the indenture and Lease-related documents, interference with the BankOne Purchase Agreement and other tortious acts committed by TCB against CAII in connection with the Lease transaction and (2) Prudential for interference with the BankOne Purchase Agreement and other tortious acts committed by Prudential against CAII in connection with the Lease transaction.

    Claims Asserted Against CAII. FDIC is seeking to recover all of the proceeds from the Receivables (in excess of $40 million, including earnings thereon). CAII has never received any Receivables or any proceeds from the Receivables. In the alternative, FDIC is seeking a declaratory judgment, if FDIC does not prevail on its claim to such proceeds, that it is the owner of the Equipment free and clear of all liens. FDIC is also seeking actual damages for certain alleged breaches of the Lease and other Lease-related documents.

    Prudential is seeking a declaratory judgment that it is entitled to retain all of the proceeds from the Receivables previously distributed to it by TCB or, in the alternative, if it does not prevail on its claim to the proceeds from the Receivables, that is the owner of the Equipment free and clear of all liens. Prudential is also seeking actual damages from CAII for certain alleged breaches of the Prudential Loan documents and related Lease documents and actual and punitive for certain alleged misrepresentations that CAII made to Prudential in connection with the Prudential Loan.

    TCB is seeking permission to interplead into the District Court the proceeds from the Receivables (and accrued interest, thereon) still in its possession. In addition, TCB is seeking indemnification from CAII for the legal fees and other costs it has incurred in connection with the MBank Litigation pursuant to the terms of the Escrow Agreement.

    BankOne is seeking a declaratory judgment that TCB's lien against the Equipment expired when TCB paid the Prudential Loan in full and that BankOne is the owner of the Equipment free and clear of all liens.

    The parties have filed cross summary judgment motions against each other with respect to their claims to the Equipment, the Receivables and the proceeds therefrom. The parties have completed discovery and are in the process of filing their final briefs with the District Court. The District Court has not ruled on any of these motions as of the date hereof.

    CAII (1) is defending vigorously the claims asserted against it by FDIC, TCB and Prudential, (2) is asserting vigorously all available counterclaims and third-party claims against FDIC, TCB and Prudential and
    (3) is asserting vigorously all claims it has to the Equipment, the Receivables and the proceeds therefrom. Although management believes, based upon the advice of legal counsel, that the ultimate outcome of the MBank Litigation should not have a material adverse impact on the Company's financial position and that any amounts owed by CAII to any of the other parties to the MBank Litigation should be completely, or at least substantially, offset by amounts owed by those parties to CAII, it is not possible to predict the ultimate outcome of the MBank Litigation at this time.

The Company is involved in various legal proceedings ordinary, routine and incidental to its business. In the opinion of management, none of these proceedings will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended May 31, 1994.

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The Company's common stock is traded on the over the counter market under the symbol "CAII" and is quoted through the National Market System of the National Association of Securities Dealers Automated Quotation System.

                                 PART II

The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated, according to published sources. High and low sales prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

            1995                               HIGH                LOW

   First Quarter
     (through July 7, 1994)                   15/16               25/32

            1994                               HIGH                LOW

   First Quarter                            1   5/8               15/16
   Second Quarter                           1   1/2               11/16
   Third Quarter                            1   3/8               27/32
   Fourth Quarter                             15/16               13/16

            1993                               HIGH                LOW

   First Quarter                                5/8               13/32
   Second Quarter                               3/4                9/32
   Third Quarter                            1                       1/2
   Fourth Quarter                           1 13/16               13/16

On July 7, 1994, the date on which trading activity last occurred, the closing sales price of the Company's stock was $.78125. On July 7, 1994, there were approximately 270 holders of record of the Company's outstanding common stock.

No dividends were paid during the periods indicated. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. See Note 9 to Notes to Consolidated Financial Statements for a discussion of restrictions upon CAII's ability to transfer funds to the Company in the form of cash dividends, loans or advances that limit the Company's ability to pay dividends on its outstanding Common Stock.

Item 6.  Selected Financial Data

The table on the following page sets forth selected consolidated financial data for the periods indicated derived from the Company's consolidated financial statements, which have been restated as noted for the adoption of SFAS #109, "Accounting for Income Taxes". The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

Income Statement Data
(in thousands, except per share and number of shares data)

                                                            Year Ended May 31,
                                    --------------------------------------------------------------
                                       1994          1993         1992         1991        1990
Revenue:                                          (restated)   (restated)   (restated)  (restated)

  Equipment sales                   $122,469      $ 96,233     $ 78,752      $207,180    $279,084
  Leasing                             13,368        26,003       45,726        76,745      93,544
  Interest                            15,027        15,526       26,012        36,322      36,223
  Other                                4,101         3,638        4,386         2,699       4,902
                                    --------      --------     --------      --------    --------
                                     154,965       141,400      154,876       322,946     413,753
                                    --------      --------     --------      --------    --------
Costs and expenses:
  Equipment sales                    114,440        85,423       72,737       194,245     262,350
  Leasing                              5,511        12,148       30,493        51,991      66,059
  Operating and other
    expenses                          12,307        14,060       16,833        25,327      23,477
  Provision for losses                 1,315         2,070        2,150        10,632      22,069
  Interest - non-recourse debt        18,370        22,091       36,820        53,796      55,209
  Interest - recourse debt             1,839         3,282        6,140         9,672      11,365
                                    --------      --------     --------      --------    --------
                                     153,782       139,074      165,173       345,663     440,529
                                    --------      --------     --------      --------    --------
Income (loss) before
  income taxes                         1,183         2,326      (10,297)      (22,717)    (26,776)
Income tax expense (benefit)             473           930       (4,120)       (9,087)     10,710
                                    --------      --------     --------      --------    --------
Net income (loss)                   $    710      $  1,396     $( 6,177)     $(13,630)  $ (16,066)
                                    ========      ========     ========      ========   =========

Earnings (loss) per common and dilutive common equivalent share:
   Primary:
   Net income (loss) per share      $    .07      $    .14     $  ( .70)     $  (1.54)  $   (1.79)

   Fully diluted:
   Net income (loss) per share      $    .07      $    .13     $  ( .70)     $  (1.54)  $   (1.79)

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

   Primary                        10,901,000    10,306,000    8,886,000     8,850,000   8,981,000

   Fully diluted                  10,901,000    10,888,000    8,886,000     8,850,000   8,981,000


Balance Sheet Data
                                                                May 31,
                                    ----------------------------------------------------------------
                                       1994          1993         1992         1991        1990

Total assets                        $209,725      $280,635     $392,172      $611,142    $756,421
Revolving Credit Facility                 49            21            -             -           -
Short-term recourse borrowings             -             -       58,984        80,320      94,900
Term Loan                             18,718        37,836            -             -           -
Short-term non-recourse debt               -             -            -             -      20,287
Obligations under capital leases
  and deferred gain arising from
  sale-leaseback transactions         32,337        42,496       51,618        62,236      70,591
Discounted lease rentals             128,505       168,065      237,538       390,386     455,890
Stockholders' equity                  21,099        20,303       18,539        24,651      38,341

  I.  Results of Operations

  a.  Business Restructuring and Impact on Total Assets and Total Revenue

      As discussed in Item 1. Business, during fiscal year 1991, the Company agreed with its Lenders to begin repaying its Debt Facility. Accordingly, during the last four months of fiscal year 1991 and fiscal years 1992, 1993 and 1994, the Company used substantially all of its cash flow after payment of operating expenses to pay down its Debt Facility. As a result of making these repayments, the Company has not had the funds necessary to significantly add to its leasing portfolio. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Company's leasing portfolio and related revenue (referred to in this discussion as "portfolio run-off").

      To reverse the effects of portfolio run-off, the Company needs to obtain additional capital or other sources of lease financing to finance the equity component of leases until such leases mature. The ompany is pursuing possibilities to obtain new capital. Without obtaining new capital, profitability will depend principally upon (1) equipment sales margins from new lease originations, (2) development of new sources of revenue related to the Company's core business, and (3) reductions in operating costs. The Company's current business plan is focused on these three activities. No assurance can be given, however, that the Company will be successful in operating profitably or in obtaining access to new capital during fiscal year 1995.

  b.  Results of Operations

      The Company originates leases for its own account and on behalf of private investors and its PIFs. The ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates because leasing is an alternative to financing equipment purchases with debt. Rental rates tend to rise and fall with interest rates, although rental rate movements generally lag interest rate movements. Because of the presently low (by historical standards) interest rate environment, the number of available transactions which meet the Company's profitability and credit quality standards has declined.

      Because the Company utilizes non-recourse debt (discounted lease rentals) to finance its lease transactions, the ultimate profitability of leasing transactions is also dependent, in part, on the difference between the interest rate inherent in the lease and the underlying interest rate paid to the non-recourse lender ("rate spread").
      Certain of the Company's competitors have access to lower cost funds than the Company. As a result, the Company is at a competitive disadvantage in pricing new leasing transactions because the Company cannot achieve rate spreads as great as some of its competitors.

      During fiscal years 1993 and 1994, the Company's business plan provided for originating mostly DFLs financed with permanent non-recourse debt for its own account because such leases report profits (after interest expense on related non-recourse debt) during the early term of the leases (as opposed to OLs, which report losses during the early term of the leases). The presently low interest rate environment has reduced the availability of high quality DFLs because lessees prefer to purchase equipment with debt at the currently low interest rates.

      Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Operations appearing on page F-5 of this report on Form 10-K prepared solely to facilitate the discussion of results of operations (in thousands).


                                                                                    Condensed Consolidated
                                     Statements of Operations    The effect on     Statements of Operations     The effect on
                                           for the Years         net income of           for the Years          net income of
                                           Ended May 31,        changes between          Ended May 31,         changes between
                                  ----------------------------      periods        -------------------------       periods
                                      1994          1993                              1993          1992
                                  --------------------------------------------------------------------------------------------
                                                                             (in thousands)

Equipment sales margin            $  8,029       $ 10,810         $  (2,781)       $ 10,810      $  6,015         $   4,795
Leasing margin (net of
  interest expense on
  discounted lease rentals)          4,514          7,290            (2,776)          7,290         4,425             2,865
Other income                         4,101          3,638               463           3,638         4,386              (748)
Operating and other expenses       (12,307)       (14,060)            1,753         (14,060)      (16,833)            2,773
Provision for losses                (1,315)        (2,070)              755          (2,070)       (2,150)               80
Interest expense on
  recourse debt                     (1,839)        (3,282)            1,443          (3,282)       (6,140)            2,858
Income taxes<F1>                      (473)          (930)              457            (930)        4,120            (5,050)
                                 ---------       --------         ---------        --------      --------         ---------
  Net income                     $     710       $  1,396         $    (686)       $  1,396      $ (6,177)        $   7,573
                                 =========       ========         =========        ========      ========         =========

<F1>  Income taxes for the years ended May 31, 1993 and 1992 have been restated to reflect the adoption of SFAS #109. See Note 11 to Notes to Consolidated Financial Statements.

Equipment Sales

  Equipment sales revenue (and the related equipment sales margin) consists of the following (in thousands):

                                                                 Year Ended May 31,                         Increase
                                                   --------------------------------------------            (Decrease)
                                                            1994                    1993            ----------------------
                                                   --------------------------------------------
                                                    Revenue      Margin     Revenue      Margin       Revenue       Margin

  Transactions during initial lease term:
    Equipment under lease sold to PIFs             $ 70,085     $ 1,774    $ 62,252     $ 1,773
    Equipment under lease sold to
      private investors                              43,037       1,257      13,945         777
                                                   --------     -------    --------     -------
                                                    113,122       3,031      76,197       2,550     $  36,925    $     481
                                                   --------     -------    --------     -------
  Transactions subsequent to initial lease
    termination:
    Sales of off-lease equipment                      4,759       2,021      11,682       3,098
    Sales-type leases                                 2,672       1,061       4,530       1,338
    Excess collections (cash collections
      in excess of the associated residual
      value from equipment under
      lease sold to private investors)                1,916       1,916       3,824       3,824
                                                   --------     -------    --------     -------
                                                      9,347       4,998      20,036       8,260       (10,689)      (3,262)
                                                   --------     -------    --------     -------     ---------    ---------
                                                   $122,469       8,029    $ 96,233      10,810     $  26,236    $  (2,781)
  Provision for losses                             ========      (1,315)   ========      (2,070)
  Realizations of value in excess of                            -------                 -------
    provision for losses                                        $ 6,714                 $ 8,740
                                                                =======                 =======

                                                                 Year Ended May 31,                         Increase
                                                   --------------------------------------------            (Decrease)
                                                            1993                    1992            ----------------------
                                                   --------------------------------------------
                                                    Revenue      Margin     Revenue      Margin       Revenue       Margin

  Transactions during initial lease term:
    Equipment under lease sold to PIFs             $ 62,252     $ 1,773    $ 53,776     $ 1,224
    Equipment under lease sold to
      private investors                              13,945         777       6,747        (102)
                                                   --------     -------    --------     -------
                                                     76,197       2,550      60,523       1,122     $  15,674      $ 1,428
                                                   --------     -------    --------     -------
  Transactions subsequent to initial lease
    termination:
    Sales of off-lease equipment                     11,682       3,098      12,425       1,073
    Sales-type leases                                 4,530       1,338       2,093         109
    Excess collections (cash collections
      in excess of the associated residual
      value from equipment under
      lease sold to private investors)                3,824       3,824       3,711       3,711
                                                   --------     -------    --------     -------
                                                     20,036       8,260      18,229       4,893         1,807        3,367
                                                   --------     -------    --------     -------      --------     ---------
                                                   $ 96,233      10,810    $ 78,752       6,015      $ 17,481     $  4,795
  Provision for losses                             ========      (2,070)   ========      (2,150)
  Realizations of value in excess of                            -------                 -------
    provision for losses                                        $ 8,740                 $ 3,865
                                                                =======                 =======

      One of the Company's strategies is to increase sales margins from equipment sold during its initial lease term to offset the decrease in sales margins from transactions subsequent to initial lease termination. In the ordinary course of business, the Company will (1) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors, and (2) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors when the profit is desirable or to reduce perceived residual exposure. This strategy resulted in increases in sales margin from transactions during the initial lease term of $481,000 for fiscal year 1994 and $1,428,000 for fiscal year 1993. The Company expects to continue to sell leased equipment during the initial lease term during fiscal year 1995. To the extent such sales involve seasoned lease transactions, portfolio run-off will accelerate.

      The table below demonstrates that the decline in the Company's lease portfolio during the fiscal year ended May 31, 1994 is attributable primarily to equipment sales (in thousands):

                                                 Discounted lease
                             Direct finance      rentals, net of
                            leases, operating    discounted lease
                            leases, net and      rentals assigned     Net
                               equipment           to lenders      investment
                             held for sale         arising from     in leased
                              or re-lease        equipment sales    equipment


      As of May 31, 1993       $  91,284            $ (54,538)      $ 36,746

      Net change arising
       from equity
       syndications and
       PIF sales                 (25,479)              16,532         (8,947)
       Sale of lease rentals<F1>  (5,167)               3,003         (2,164)
      Provision for losses        (1,315)                   -         (1,315)
      Non-recourse debt balloon
       pay-off (see page 12)           -                2,300          2,300
      Change as a result of
       portfolio run-off         (20,360)              15,791         (4,569)
                               ---------            ---------       --------
      As of May 31, 1994       $  38,963            $ (16,912)      $ 22,051
                               =========            =========       ========

      <F1>  The Company recorded a gain of $319,000 on the sale of the underlying lease rentals.

      A significant portion of the Company's net assets consists of aircraft. To reduce the concentration of aircraft in its portfolio, the Company sold several aircraft under lease. The following table summarizes the Company's investment in aircraft as of May 31, 1994 and May 31, 1993 (in thousands):

                                                      May 31,         May 31,
                                                       1994            1993
      Leased equipment, net of accumulated
        depreciation                                $  8,017        $ 23,836
      Associated non-recourse debt                    (3,077)        (12,425)
      Equipment held for sale or re-lease              5,000               -
                                                    --------        --------
                                                       9,940          11,411
      Residual values and other receivables
        arising from equipment under lease
        sold to private investors                        518           1,008
                                                    --------        --------
      Net investment in aircraft                    $ 10,458        $ 12,419
                                                    ========        ========

      Approximately $2.7 million (net of non-recourse debt of $2.3 million) of the Company's current $10.5 million of net investment in aircraft is represented by one jet aircraft. The lease on the aircraft expires December 31, 1996. The Company has a commitment to sell the aircraft for $5 million which is approximately equal to it's carrying value.
      The sale is scheduled to close in September 1994.

      Another jet aircraft having a net book value of $5 million was subject to a lease which expired during fiscal year 1994. The aircraft was returned to the Company and is included in the balance sheet under the caption Equipment Held for Sale or Re-Lease. The Company's investment in such aircraft was subject to non-recourse "balloon" debt of approximately $2.3 million which was payable in full upon expiration of the lease. The Company funded such payment with amounts drawn on its Revolving Credit Facility. The aircraft is presently undergoing maintenance and refurbishment. Upon completion, the Company intends to remarket the aircraft through re-lease or sale.

      Equipment Sales to PIFs

      Equipment sales to PIFs increased during fiscal year 1994 as compared to fiscal year 1993 and fiscal year 1993 as compared to fiscal year 1992, principally because more leases that satisfied the Company's underwriting standards were identified, in part as a result of the opening of new sales offices.

      Under applicable regulatory guidelines, the Company is entitled to receive various fees and distributions in connection with its activities related to its sponsored PIFs. Acquisition fees payable upon sale of equipment under lease to a PIF are subject to a regulatory maximum amount over the term of a PIF. Acquisition fees earned by the Company from equipment sales to one of its PIFs reached this maximum during fiscal year 1992 and, during fiscal year 1994, the maximum was reached for another PIF. These circumstances will have an impact on reported equipment sales margins in future periods, but are not expected to impact total PIF-related income (after costs of equipment sales) in future periods as compared to the related investment because other allowable fees and distributions are expected to increase during such periods.

      Equipment Sales to Private Investors

      The Company re-opened its private investor sales department during fiscal year 1993 and has hired two experienced private equity salespersons. As a result, equipment sales to private investors increased between fiscal years 1992 and 1994. The development of a customer base of private investors is a principal operating goal for the Company.

      Remarketing Sales

      Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that matures in a particular quarter. In general, as the size of the Company's lease portfolio declines, fewer leases mature and less equipment is available for remarketing each quarter. As a result, remarketing revenue and the related margin declined during fiscal year 1994 as compared to fiscal year 1993. Remarketing revenue and margin are expected to decline further as portfolio runoff continues. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. Accordingly, the Company is pursuing financing opportunities to obtain funds to add leases to its own portfolio.

      Revenue and margin from remarketing sales increased in fiscal year 1993, as compared to fiscal year 1992, because of the addition of remarketing personnel.

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

      Provision for losses result from the realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred). The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin or as leasing margin. As shown above, realizations from sales exceeded the provision for losses, even without considering realizations from remarketing activities recorded as leasing margin (see discussion below).

      Leasing Margin

      Leasing margin consists of the following (in thousands):

                                             Fiscal Years Ended May 31,
                                      --------------------------------------
                                          1994          1993          1992

      Leasing revenue                  $ 13,368       $ 26,003      $ 45,726
      Leasing costs and expenses         (5,511)       (12,148)      (30,493)
      Interest expense on related
        discounted lease rentals         (3,343)        (6,565)      (10,808)
                                       --------       --------      --------
           Leasing margin              $  4,514       $  7,290      $  4,425
                                       ========       ========      ========

           Leasing margin ratio              34%            28%           10%
                                             ==             ==            ==
           Pro-forma leasing margin
             ratio without the impact
             of "excess depreciation"        34%            28%           18%
                                             ==             ==            ==

      The components of leasing margin (i.e., leasing revenue and leasing costs and expenses) have declined for each of the last two fiscal years and are expected to decline further, due to portfolio run-off and the sales of seasoned leases. The leasing margin ratio increased for the last two fiscal years primarily as a result of remarketing activities, which include the rental proceeds from renewing, extending or re-leasing equipment before and after the end of the initial lease term.

      In the first quarter of fiscal year 1991, the Company began recording depreciation on OLs in excess of the amount of depreciation scheduled when the leases were originated. Such "excess depreciation" was recorded due to the anticipated decline in future residual values of such equipment. Based on the Company's on-going quarterly review of its lease portfolio, it was determined that "excess depreciation" charges were no longer needed after May 31, 1992. The Company recorded "excess depreciation" of $3.8 million during fiscal year 1992.

      The decrease in both the net investment in DFLs and leased equipment, net, reflects portfolio run-off and the sale of seasoned leases. The Company has made minimal additions to its lease portfolio during fiscal years 1994, 1993 and 1992, as it has preferred to sell new lease originations for fee income as discussed above.

      Other Income

      Except for fiscal year 1992, which included a gain of $1.7 million on the sale of an investment in Corporate Express, Inc., Other Income consists primarily of fees and distributions from the PIFs. Such fees have been increased as PIF assets under management have increased.

      Operating and Other Expenses

      Operating and other expenses decreased approximately $1.8 million (12%) for fiscal year 1994, compared to fiscal year 1993. The decrease is principally due to (1) approximately $0.4 million from reductions in restructuring costs, related to the Company's Debt Facility, (2) approximately $0.8 million from compensation expense reductions and (3) a reduction of approximately $0.6 million in legal fees. The Company expects to achieve additional reductions in operating and other expenses during fiscal year 1995. On June 30, 1994, the Company reduced its workforce by 29 employees.

      Operating and other expenses decreased approximately $2.8 million (16%) for fiscal year 1993, compared to fiscal year 1992. The decrease is primarily due to personnel reductions, operating efficiencies attributable to a smaller workforce and reductions in professional fees and other costs (principally related to the restructuring of the Debt Facility).

      Interest Income and Expense

      Interest income on discounted lease rentals arises when equipment financed with non- recourse debt is sold to investors. The
      Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in interest income and non-recourse debt interest expense is due to portfolio run-off.

      Over the last three fiscal years, the decrease in recourse debt interest expense reflects the decline in interest rates and the continuing reduction in the outstanding balance of the Company's debt facility.

      Income Taxes and Restatement

      In 1994 the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes and has applied the provisions of SFAS No. 109 retroactively to June 1, 1988. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company previously accounted for income taxes under Accounting Principle Board Opinion No. 11, whereby deferred taxes were provided for revenue and expense items recognized in different years for financial statement and income tax purposes.

      Income tax expense is provided on income at the appropriate statutory rates applicable to such earnings. The effective tax rate for fiscal years 1994, 1993 and 1992 was 40%. This rate does not reflect actual tax payments by the Company because of net operating loss carryforwards available to offset taxable income.

 II.  Liquidity and Capital Resources

      The Company's activities are principally funded by non-recourse debt, its Revolving Credit Facility, rents, proceeds from sales of on-lease equipment, fees and distributions from its PIFs, and sales or re-leases of equipment after the expiration of the initial lease terms. As shown below, the change in the line item, "Net increase (decrease) in cash" on the Consolidated Statement of Cash Flows should be viewed in the context of the Company's history of principally funding its operations from its Debt Facility (in thousands):

                             1994       1993       1992      1991      1990
      Net increase
        (decrease) in
        cash and cash
        equivalents       $ (1,138)  $ (3,816)  $  3,854  $ (5,528)  $(7,842)
      Net payments on
        recourse
        borrowings         (19,090)   (21,127)   (21,336)  (14,580)   (4,000)
                          --------   --------   --------  --------   -------
      Net increase
        (decrease) in
        cash and cash
        equivalents after
        elimination of
        recourse debt
        activity          $ 17,952  $  17,311   $ 25,190  $  9,052   $(3,842)
                          ========  =========   ========  ========   =======

      The table above demonstrates that the Company has operated on a positive cash flow basis during fiscal years 1994, 1993, 1992 and 1991. Substantially all of the net positive cash flow has been used to reduce recourse debt, and not reinvested in new lease originations, resulting in a decrease in the Company's leasing portfolio.

      Management believes the Company's ability to generate cash from operations is sufficient to fund operations, particularly when operations are viewed as including investing and financing activities. In this context, it should be noted that the Company reduced the principal balance of its Debt Facility by $19.1 million since May 31, 1993 and improved its recourse debt-to-equity ratio as follows:

                                                        As of May 31,
                                                   -----------------------
                                                      1994          1993

      Recourse debt outstanding under
      the Debt Facility                            $  18,767      $  37,857
      Stockholder's equity                         $  21,099      $  20,303
      Recourse debt/stockholder's equity            .89 to 1      1.86 to 1

      The Company currently utilizes approximately 35 institutional lenders to permanently finance lease rentals on a non-recourse basis. These financings are collateralized solely by the leased equipment and related rentals, and the Company has no recourse liability to these lenders for repayment of the debt. This complement of lenders meets the Company's current non-recourse financing needs for leases originated with investment grade lessees. However, due to external factors, obtaining permanent non-recourse financing for non-investment grade lessees is more difficult and expensive.

      The offering period for CPYF II ended in April 1994. A total of $34 million of Class A units were sold to the public. In April 1994, the Company commenced offering units of CPYF III for sale to the public. Through June 30, 1994, the Company sold a total of $2.9 million of Class A units of CPYF III. During fiscal year 1995, the Company anticipates selling up to $30 million of Class A units in CPYF III, which will represent a principal source of liquidity and acquisition fee income for the Company. No assurance can be given that the Company will achieve its target of Class A unit sales of CPYF III in fiscal year 1995.

      As shown in the Consolidated Statements of Cash Flows, the Company reported cash receipts from the PIFs (net of the Company's funding obligations with respect to its Class B interests) of approximately $2.4 million, $3.2 million and $0.5 million during fiscal years 1994, 1993 and 1992. Currently, the Company has substantially funded these obligations and is receiving cash distributions from the PIFs with respect to the Class B interests, management fees and other distributions from the PIFs and, accordingly, the Company is receiving a net cash inflow from its investment in its PIF's. The Company currently expects to sell approximately $80 million of equipment to the PIFs over the next twelve months, approximately $ 30 million of which will be sold to CPYF III.

      Inflation has not had a significant impact upon the operations of the Company.

III.  Business Plan

      As previously discussed, during fiscal year 1991, the Company agreed with its Lenders to begin repaying its Debt Facility. Accordingly, during the last four months of fiscal year 1991, fiscal years 1992, 1993 and 1994, the Company used substantially all of its cash flow after payment of operating expenses to pay down its Debt Facility. As a result of making these repayments, the Company did not have the funds necessary to significantly add to its leasing portfolio. Because a leasing portfolio declines in size as it matures, the Company's leasing portfolio and related revenue have declined since 1991. The Debt Facility provides a limited amount of funds to the Company to invest in new leases. However, this level of funds is not sufficient to maintain the current portfolio and, accordingly, the current level of remarketing profits may not be achievable in the future. Therefore, maintaining profitability is dependent principally upon (1) equipment sales margins from new lease originations, (2) development of new sources of revenue related to the Company's core business, and (3) reductions in operating costs.

      The Company's business plan is designed to maintain profitable operations, focusing on the activities listed in the above paragraph. The amount of longer-term future profits, if any, will largely depend on the amount of new capital available to the Company. Such capital may be in a variety of forms including new recourse debt, additional equity (which) could include a sale of the Company, possibly coupled with an infusion of new funds into the Company from the purchaser), securitized financing vehicles or equity provided from private purchases of equipment originated by the Company or strategic alliances/combinations with other leasing companies. The Company is pursuing financing possibilities. No assurance can be given, however, that the Company will be successful in operating profitably, developing new sources of revenue or in obtaining access to new financing during the fiscal year ended May 31, 1994.

Item 8.  Financial Statements and Supplementary Data

See the Index to Financial Statements and Schedules appearing at Page F-1 of this Report.

Item 9.  Disagreements on Accounting and Financial Disclosure

None.

                                 PART III

Item 10.  Directors and Executive Officers

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)  Financial Statements and Schedules

The financial statements and schedules listed on the accompanying Index of Financial Statements and Schedules (page F-1) are filed as part of this Annual Report.

(b)  Reports on Form 8-K

None.

(c)  Exhibits

Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record as of the record date for its 1994 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

Item No.                                                        Exhibit Index

3.1 Certificate of Incorporation of Capital Associates, Inc. (the "Company"), incorporated by reference to Exhibit 3.1 of the Company's registration statement on Form S-1 (No. 33-9503).

3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K for the fiscal year ended May 31, 1991 (the "1991 10-K").

10.1 Amended and Restated Stock Option Plan of the Company incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the fiscal year ended May 31, 1992 (the "1992 10-K").

10.2 Form of Stock Option Agreement between the Company and the directors of the Company (the "Option Agreement"), incorporated by reference to Exhibit 19.12 of the Quarterly Report on Form 10-Q for the quarter ended February 28, 1991 (the "February 1991 10-Q").

10.3(a) Amended and Restated Exhibit A to the Option Agreement between the Company and James D. Edwards, incorporated by reference to Exhibit
          19.1 of the Quarterly Report on Form 10-Q for the quarter ended August 31, 1991 (the "August 1991 10-Q").

10.3(b) Amended and Restated Exhibit A to the Option Agreement between the Company and Richard Kazan, incorporated by reference to Exhibit
          19.1 of the August 1991 10-Q.

10.3(c) Amended and Restated Exhibit A to the Option Agreement between the Company and William B. Patton, Jr., incorporated by reference to
          Exhibit 19.1 of the August 1991 10-Q.

10.3(d) Amended and Restated Exhibit A to the Option Agreement between the Company and Peter F. Schabarum, incorporated by reference to
          Exhibit 19.1 of the August 1991 10-Q.

10.4      Defined Contribution Plan and Trust, incorporated by reference to
          Exhibit 10.2 of the Annual Report on Form 10-K for the fiscal year ended May 31, 1990 (the "1990 10-K").

10.5(a) Stockholder's Agreement dated October 27, 1982 among the Company, Richard Kazan, Jack M. Durliat, and Gary M. Jacobs, as amended, incorporated by reference to exhibit 10.3 to the Company's registration statement on Form S-1 (No. 33-9503).

10.5(b) Amendment to Stockholder's Agreement dated August 1, 1990, incorporated by reference to Exhibit 10.3(b) of the 1990 10-K.

10.6 Form of Indemnification Agreement by and between the Company and its directors, incorporated by reference to Exhibit 10.16 of the 1990 10-K.

10.7 Form of Indemnification Agreement by and between the Company and its in-house legal counsel, incorporated by reference to Exhibit
          10.14 of the 1991 10-K.

10.8(a) Executive Employment Agreement, executed October 25, 1991 and effective as of September 7, 1991, by and between Dennis J. Lacey, the Company and Capital Associates International, Inc. ("CAII") (the "Lacey Employment Agreement"), incorporated by reference to
          Exhibit 19.1 of the Quarterly Report on Form 10-Q for the quarter ended November 30, 1991 (the "November 1991 10-Q").

10.8(b) Amendment No. 1 to the Lacey Employment Agreement dated as of September 7, 1992, incorporated by reference to Exhibit 19.1 of the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1992 (the "November 1992 10-Q").

10.8(c) Amendment No. 2 to the Lacey Employment Agreement dated as of April 9, 1993, incorporated by reference to exhibit 10.8(c) to the Annual Report on Form 10-K for the fiscal year ended May 31, 1993 (the "1993 10-K").

10.8(d) Form of Amendment No. 3 to the Lacey Employment Agreement dated as of April 20, 1993, incorporated by reference to exhibit 10.8(d) to the 1993 10-K.

10.8(e) First Amended and Restated Lacey Employment Agreement dated as of June 15, 1993, incorporated by reference to exhibit 10.8(c) to the 1993 10-K.

10.9 Letter Agreement regarding employment of Richard H. Robinson, dated October 9, 1991, by and between Richard H. Robinson and the Company, as extended by Letter Agreement dated November 23, 1992, incorporated by reference to Exhibit 19.2 of the November 1992 10-Q.

10.10(a) Crisis Recovery Employee Incentive Bonus plan dated as of December 2, 1991, incorporated by reference to Exhibit 19.3 of the November 1992 10-Q.

10.10(b) Capital Associates, Inc. Incentive Program to Enhance Earnings Growth dated June 27, 1993, incorporated by reference to exhibit 10.10(b) to the 1993 10-K.

10.11 Agreement dated as of February 2, 1993 by and between the Company and Stephen P. Kregstein, incorporated by reference to Exhibit 19.1 of the Quarterly Report on Form 10-Q for the Quarter ended February 28, 1993 (the "February 1993 10-Q").

10.12 Form of Amended and Restated Revolving Credit and Term Loan Agreement dated as of November 30, 1991, effective as of December 16, 1991, by and among CAII, Mellon National Bank, N.A. ("Mellon"), The Chase Manhattan Bank, N.A., First Bank National Association (collectively, the "Banks"), Horace Mann Life Insurance Company and CIG & Co. as nominee for Connecticut General Life Insurance Company (collectively, the "Noteholders"), as Lenders (the Banks and the Noteholders are collectively referred to as the "Lenders"), and Mellon Bank, N.A. (the "Agent"), incorporated by reference to
          Exhibit 19.3 of the November 1991 10-Q.

10.13 Form of Restated Revolving Credit Notes dated as of December 16, 1991, by CAII in favor of each of the Banks, incorporated by reference to Exhibit 19.4 of the November 1991 10-Q.

10.14 Form of Restated Term Loan Notes dated as of December 16, 1991 by CAII in favor of each of the Lenders, incorporated by reference to
          Exhibit 19.5 of the November 1991 10-Q.

10.15 Form of Reaffirmation of Amended Guaranty, Pledge, Security and Subordination Agreement, dated as of November 30, 1991, by and among the Lenders, CAII and the Company, incorporated by reference to Exhibit 19.7 of the November 1991 10-Q.

10.16 Form of Omnibus Amendment to Amended Loan Documents, dated as of November 30, 1991, by and among the Lenders, CAII and the Company, incorporated by reference to Exhibit 19.8 of the November 1991 10-Q.

10.17 Form of Continuing Guaranty, Security and Subordination Agreement, executed in January 1992, effective as of November 30, 1991, by and among the Lenders, the Agent and each of the following affiliates of the Company as guarantor, incorporated by reference to Exhibit
          19.1 of the February 1992 10-Q:

          (a)  CAI Equipment Leasing I Corporation;
          (b)  CAI Equipment Leasing III Corporation;
          (c)  CAI Leasing Canada, Ltd.;
          (d)  CAI Partners Management Company;
          (e)  Capital Equipment Corporation; and
          (f)  Whitewood Credit Corporation.

10.18 Omnibus Amendment No. 2 to Amended Loan Documents, dated as of April 15, 1992, by and among CAII, the Company, the Lenders and the Agent, incorporated by reference to Exhibit 10.40 of the 1992 10-K.

10.19 Waiver Agreement by and among CAII, the Company, the Lenders and the Agent, incorporated by reference to Exhibit 10.41 to the 1992 10-K.

10.20 Amendment No. 3 to Amended Loan Agreement by and among CAII, the Company, the Lenders and the Agent, incorporated by reference to
          Exhibit 10.42 of the August 1992 10-K.

10.21 Forbearance Agreement dated as of December 1, 1992, by and among CAII as Borrower, the Company as Guarantor, and CAI Equipment Leasing I Corp. ("CEL I"), CAI Equipment Leasing III Corp. ("CEL II"), CAI Leasing Canada, Ltd. ("CAI Canada"), CAI Partners Management Company ("CPMC"), Capital Equipment Corporation ("CEC") and Whitewood Credit Corporation ("Whitewood") as subsidiary Guarantors (the "Subsidiary Guarantors"), and Agent, incorporated by reference to Exhibit 19.5 of the November 1992 10-Q.

10.22(a) Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 21, 1992, by and among CAII, Agent and the Lenders, incorporated by reference to Exhibit 19.6 of the November 1992 10-Q.

10.22(b) Amendment No. 1 to the Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 30, 1993, incorporated by reference to exhibit 10.22 (b) to the 1993 10-K.

10.23 Second Amendment to Amended Joint Security Agreement dated as of December 21, 1992 by and among CAII, Agent and the Lenders, incorporated by reference to Exhibit 19.7 of the November 1992 10-Q.

10.24 First Amendment to Amended Continuing Guaranty, Pledge, Security and Subordination Agreement and Second Reaffirmation of Guaranty dated as of December 21, 1992, by and among the Company, Agent and the Lenders, incorporated by reference to Exhibit 19.8 of the November 1992 10-Q.

10.25 Form of First Amendment to Continuing Guaranty, Security and Subordination Agreement and Reaffirmation of Guaranty ("First Amendment to Subsidiary Guaranty") dated as of December 21, 1992, by and among Agent, the Lenders and each of CEL I, CEL II and CPMC, incorporated by reference to Exhibit 19.9 of the November 1992 10-Q.

10.26 Form of First Amendment to Subsidiary Guaranty dated as of December 21, 1992 by and among Agent, the Lenders and each of CAI Canada, CEC and Whitewood, incorporated by reference to Exhibit 19.10 of the November 1992 10-Q.

10.27 Second Omnibus Amendment to Amended Loan Documents dated as of December 21, 1992, by and among CAII, the Company, Agent and the Lenders, incorporated by reference to Exhibit 19.11 of the November 1992 10-Q.

10.28 Form of Revolving Credit Note dated as of December 21, 1992, by CAII in favor of each of the Banks, incorporated by reference to
          Exhibit 19.12 of the November 1992 10-Q.

10.29 Form of Term Loan Note dated as of December 21, 1992, by CAII in favor of each of the Lenders, incorporated by reference to Exhibit
          19.13 of the November 1992 10-Q.

10.30 Letter Agreement dated as of December 11, 1992 by and between the Company and Hanifen, Imhoff Inc., incorporated by reference to
          Exhibit 19.14 of the November 1992 10-Q.

10.31 Limited Partnership Agreement of Leastec Income Fund V dated as of October 1, 1987, by and among, CAI Partners Management Company, Leastec Corporation and the limited partners, (the "Leastec Limited Partnership Agreement"), incorporated by reference to Exhibit 10.36 of the 1991 10-K.

10.32 Form of Amendment to No. 1 to Leastec Limited Partnership Agreement dated as of October 21, 1988, incorporated by reference to Exhibit
          10.37 of the 1991 10-K.

10.33 Form of Amendment No. 2 to the Leastec Limited Partnership Agreement dated as of March 31, 1992, incorporated by reference to
          Exhibit 10.45 of the 1992 10-K.

10.34(a) Amended and Restated Limited Partnership Agreement of Northstar Income Fund-I, L.P. dated as of January 6, 1989, by and among, Capital Partners Management Company, CAI Equipment Leasing I Corp., SLH Equipment Leasing Income, Inc. and the Class A Limited Partners (the "NorthStar Limited Partnership Agreement"), incorporated by reference to Exhibit 10.38 of the 1991 10-K.

10.34(b) Amendment No. 1 to the NorthStar Limited Partnership Agreement dated as of January 11, 1989, incorporated by reference to Exhibit 10.38(b) of the 1991 10-K.

10.34(c) Amendment No. 2 to the NorthStar Limited Partnership Agreement dated as of February 10, 1989, incorporated by reference to Exhibit 10.38(c) of the 1991 10-K.

10.34(d) Amendment No. 3 to the NorthStar Limited Partnership Agreement dated as of May 8, 1989, incorporated by reference to Exhibit 10.38(d) of the 1991 10-K.

10.34(e) Amendment No. 4 to the NorthStar Limited Partnership Agreement dated as of May 25, 1989, incorporated by reference to Exhibit 10.38(e) of the 1991 10-K.

10.34(f) Amendment No. 5 to the NorthStar Limited Partnership Agreement dated as of April 5, 1990, incorporated by reference to Exhibit 10.38(f) of the 1991 10-K.

10.35(a) Limited Partnership Agreement of Capital Preferred Yield Fund dated as of July 13, 1989, by and among, CAI Partners Management Company, CAII and the Class A Limited Partners (the "CPYF Limited Partnership Agreement"), incorporated by reference to Exhibit 10.39 1991 10-K.

10.35(b) Amendment No. 1 to the CPYF Limited Partnership Agreement dated as of December 31, 1991, incorporated by reference to Exhibit 10.48 of the 1992 10-K.

10.35(c) Amendment No. 2 to the CPYF Limited Partnership Agreement dated as of March 31, 1992, incorporated by reference to Exhibit 10.49 of the 1992 10-K.

10.36(a) Amended and Restated Partnership Agreement of PaineWebber Preferred Yield Fund L.P. dated as of June 22, 1990, by and among, CAI Equipment Leasing II Corp., General Equipment Management, Inc., Capital Partners Management II Company and the Class A Limited Partners (the "PWPYF Partnership Agreement"),incorporated by reference to Exhibit 10.50 of the 1991 10-K.

10.36(b) Form of Amendment No. 7 to the PWPYF Partnership Agreement, dated as of February 7, 1991 incorporated by reference to exhibit 10.36(h) to the 1993 10-K.

10.37(a) Form of Amended and Restated Agreement of Limited Partnership of Capital Preferred Yield Fund II by and among CAI Equipment Leasing III Corporation, CAII and the Class A Limited Partners (the "CPYF II Partnership Agreement"), incorporated by reference to Exhibit
          10.51 of the 1992 10-K.

10.37(b) Amendment No. 1 to the CPYF II Partnership Agreement dated as of June 12, 1992.

10.38 Purchase Agreement, dated as of November 26, 1991, by and among the Purchasers named therein, Corporate Express, Inc., the Company and Whitewood Credit Corporation, incorporated by reference to Exhibit
          19.9 of the November 1991 10-Q.

10.39 Form of Settlement Agreement, effective as of December 31, 1991, by and between CAII and the City of Chicago, incorporated by reference to Exhibit 19.10 of the November 1991 10-Q.

10.40 Purchase Agreement, dated as of December 30, 1991 by and among CAII, the Company and Bank One, Texas, N.A., incorporated by reference to Exhibit 19.11 of the November 1991 10-Q.

10.41 Form of Consulting Agreement, dated as of April 30, 1993 by and among the Company CAII and William B. Patton, Jr., incorporated by reference to exhibit 10.41 to the 1993 10-K.

10.42 Amendment to Stockholders' Agreement, dated as of June 1, 1994, by and between the Company, Durliat, Jacobs and Kazan.

10.43 Confidentiality and Standstill Agreement, dated as of June 1, 1994, by and between the Company and Kazan.

10.44 Indemnification Agreement, dated as of January 14, 1994, by and between the Company and Jacobs.

10.45 Form of Stock Option Agreement between the Company and the directors of the Company (with a grant date of August 27, 1993 for Kazan, Patton, Edwards and Schabarum and a grant date of January 14, 1994 for Jacobs).

10.46(a) Amendment No. 2 to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 23, 1993, by and among CAII and the Lenders.

10.46(b) Continuing Guaranty, Security and Subordination Agreement, dated as of December 23, 1993, by and among CAI Equipment Leasing IV Corp. and the Lenders.

10.46(c) Second Amendment to Amended Continuing Guaranty, Pledge, Security and Subordination Agreement and Third Reaffirmation of Guaranty, dated as of December 23, 1993, by and among the Company and the Lenders.

10.46(d) Second Amendment to Continuing Guaranty, Security and Subordination Agreement and Reaffirmation of Guaranty, dated as of December 23, 1993, by and among CAI Partners Management Company and the Lenders.

10.46(e) Second Amendment to Continuing Guaranty, Security and Subordination Agreement and Reaffirmation of Guaranty, dated as of December 23, 1993, by and among CAI Equipment Leasing I Corp. and the Lenders.

10.46(f) Second Amendment to Continuing Guaranty, Security and Subordination Agreement and Reaffirmation of Guaranty, dated as of December 23, 1993, by and among CAI Equipment Leasing III Corp. and the Lenders.

10.46(g) Pledge Amendment, dated as of December 23, 1993, executed by CAII, pledging shares of CAI Lease Securitization I Corp. to the Lenders.

10.47(a) Agreement of Limited Partnership of Capital Preferred Yield Fund - III, L.P. ("CPYF-III"), dated as of November 2, 1993, by and between CAI Equipment Leasing IV Corp. as General Partner, and John
          F. Olmstead as the original Limited Partner.

10.47(b) Amended and Restated Agreement of Limited Partnership of CPYF III, dated as of June 14, 1994, by and among CAI Equipment Leasing IV Corp. as General Partner, CAII as the Class B Limited Partner, John
          F. Olmstead as the original Limited Partner, and the Class A Limited Partners.

11        Statement regarding Computation of Per Share Earnings.

21        List of Subsidiaries.

23        Consent of KPMG Peat Marwick.

                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 1994.

                                       CAPITAL ASSOCIATES, INC.


                                       By:  /s/ Anthony M. DiPaolo
                                           -------------------------------
                                           Anthony M. DiPaolo
                                           Senior Vice President and
                                           Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates listed.

   Signature                             Title                      Date


/s/William B. Patton, Jr.         Chairman of the Board         July 14, 1994
- - ---------------------------       and Director
William B. Patton, Jr.


/s/Dennis J. Lacey                President, Chief Executive    July 14, 1994
- - ---------------------------       Officer and Director
Dennis J. Lacey


/s/James D. Walker                Director                      July 14, 1994
- - ---------------------------
James D. Walker


/s/James D. Edwards               Director                      July 14, 1994
- - ---------------------------
James D. Edwards


/s/Peter F. Schabarum             Director                      July 14, 1994
- - ---------------------------
Peter F. Schabarum


/s/Gary M. Jacobs                 Director                      July 14, 1994
- - ---------------------------
Gary M. Jacobs


/s/Anthony M. DiPaolo             Senior Vice President         July 14, 1994
- - ---------------------------       and Controller
Anthony M. DiPaolo                (Principal Accounting Officer)


/s/John E. Christensen            Senior Vice President         July 14, 1994
- - ---------------------------       Chief Financial Officer
John E. Christensen               and Treasurer
                                  (Principal Financial Officer)


                          INDEX OF FINANCIAL STATEMENTS
                                  AND SCHEDULES

    Financial Statements

Independent Auditor's Report                                          F-2

Report of Independent Accountants                                     F-3

Consolidated Balance Sheets as of
  May 31, 1994 and 1993                                               F-4

Consolidated Statements of Operations for
  the Years Ended May 31, 1994, 1993 and 1992                         F-5

Consolidated Statements of Changes in
  Stockholders' Equity for the Years
  Ended May 31, 1994, 1993 and 1992                                   F-6

Consolidated Statements of Cash Flows for
  the Years Ended May 31, 1994, 1993 and 1992                         F-7

Notes to Consolidated Financial Statements                        F-8 to F-22


             Schedules

Independent Auditor's Report                                          F-23

Report of Independent Accountants                                     F-24

Schedule V - Property, Plant and Equipment for the
  Years Ended May 31, 1994, 1993 and 1992                             F-25

Schedule VI - Accumulated Depreciation,
  Depletion and Amortization of Property,
  Plant and Equipment for the Years
  Ended May 31, 1994, 1993 and 1992                                   F-26

Schedule VIII - Valuation and Qualifying
  Accounts and Reserves for the Years
  Ended May 31, 1994, 1993 and 1992                                   F-27

Schedule IX - Short-Term Borrowings for the Years
  Ended May 31, 1994, 1993 and 1992                                   F-28

Schedule X - Supplementary Income
  Statement Information for the Years
  Ended May 31, 1994, 1993 and 1992                                   F-29


                     INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Directors of
Capital Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1994 and 1993 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Associates, Inc. and subsidiaries as of May 31, 1994 and 1993 and the results of their operations and their cash flows for the years then ended May 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES (SFAS 109), as of June 1, 1993 and retroactively restated its consolidated financial statements for the years ended may 31, 1993 and 1992.

We also audited the adjustments described in Note 11 relating to the Company's adoption of SFAS 109 that were applied to restate the 1992 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


KPMG PEAT MARWICK

/s/ KPMG Peat Marwick
- - --------------------------
Denver, Colorado
June 30, 1994



                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of
Capital Associates, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows, before the adjustment discussed in Note 11, of Capital Associates, Inc. and subsidiaries for the year ended May 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and their cash flows of Capital Associates, Inc. and subsidiaries, before the adjustment discussed in Note 11, for the year ended May 31, 1992 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND

/s/ Coopers & Lybrand
- - --------------------------
Denver, Colorado
September 14, 1992


                  CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except par value)
                                 ASSETS

                                                            May 31,
                                                    -------------------------
                                                      1994          1993
                                                                (as restated
                                                                 see Note 11)

Cash, including restricted funds of $1,567
  in 1994 and $2,206 in 1993                       $  2,072       $  3,210
Accounts receivable, net of allowance for
  doubtful accounts of $343 in 1994 and
  $593 in 1993                                        1,375          1,715
Income tax refunds receivable                           250          1,870
Equipment held for sale or re-lease                   5,242            461
Residual values and other receivables arising
  from equipment under lease sold to private
  investors                                           5,098          5,071
Net investment in direct finance leases              18,106         51,649
Leased equipment, net                                15,615         39,174
Investment in affiliated limited partnerships        12,178         15,200
Other                                                 5,779          6,084
Notes receivable arising from sale-leaseback
  transactions                                       32,417         42,674
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions          111,593        113,527
                                                   --------       --------
                                                   $209,725       $280,635
                                                   ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving Credit Facility                          $     49       $     21
Accounts payable and other liabilities                8,187         10,414
Term Loan                                            18,718         37,836
Deferred income taxes                                   830          1,500
Obligations under capital leases arising
  from sale-leaseback transactions                   32,337         42,496
Discounted lease rentals                            128,505        168,065
                                                   --------       --------
                                                    188,626        260,332
                                                   --------       --------

Commitments and contingencies (Notes 9, 10, 12, 15, and 16)

Stockholders' equity:
   Common stock, $.008 par value, 15,000,000
   shares authorized, 9,759,000 and 9,686,000
   shares issued                                         60             59
   Additional paid-in capital                        16,689         16,604
   Retained earnings                                  4,401          3,691
   Treasury stock, at cost                              (51)           (51)
                                                   --------       --------
       Total stockholders' equity                    21,099         20,303
                                                   --------       --------
                                                   $209,725       $280,635
                                                   ========       ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                  CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                Year Ended May 31,
                               ----------------------------------------------
                                  1994              1993           1992
                                                (as restated   (as restated
                                                 see Note 11)   see Note 11)
Revenue:
  Equipment sales to
    affiliated limited
    partnerships                $ 70,085         $ 62,252         $ 53,776
  Other equipment sales           52,384           33,981           24,976
  Leasing                         13,368           26,003           45,726
  Interest                        15,027           15,526           26,012
  Other                            4,101            3,638            4,386
                                --------         --------         --------
  Total revenue                  154,965          141,400          154,876
                                --------         --------         --------
Costs and expenses:
  Equipment sales                114,440           85,423           72,737
  Leasing                          5,511           12,148           30,493
  Operating and other expenses    12,307           14,060           16,833
  Provision for losses             1,315            2,070            2,150
  Interest:
    Non-recourse debt             18,370           22,091           36,820
    Recourse debt                  1,839            3,282            6,140
                                --------         --------         --------
  Total costs and expenses       153,782          139,074          165,173
                                --------         --------         --------
Net income (loss) before
  income taxes                     1,183            2,326          (10,297)

Income tax expense (benefit)         473              930           (4,120)
                                --------         --------         --------
Net income (loss)               $    710         $  1,396         $ (6,177)
                                ========         ========         ========

Earnings (loss) per common
  and dilutive common
  equivalent share:

  Primary:
   Net income (loss) per share  $    .07         $    .14         $  ( .70)
                                ========         ========         ========
   Fully diluted:
   Net income (loss) per share  $    .07         $    .13         $  ( .70)
                                ========         ========         ========
Weighted average number of
  common and dilutive
  common equivalent shares
  outstanding used in
  computing earnings per share:

   Primary                    10,901,000       10,306,000        8,886,000
                              ==========       ==========        =========
   Fully diluted              10,901,000       10,888,000        8,886,000
                              ==========       ==========        =========

               The accompanying notes are an integral part of these consolidated financial statements.


                                          CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (Dollars in thousands)

                                              Common Stock      Additional                   Treasury Stock
                                          --------------------   Paid-in      Retained    --------------------
                                            Shares     Amount    Capital      Earnings     Shares        Cost        Total


Balance at May 31, 1991 (as restated,     9,080,000     $ 54     $ 16,573     $  8,472     272,500      $(448)      $ 24,651
  see Note 11)

Sale of common stock under
   incentive stock option plan               16,000        -            6            -           -          -              6
Issuance of shares to
   officers                                       -        -         (147)           -    (125,000)       206             59
Net loss                                          -        -            -       (6,177)          -          -         (6,177)
                                          ---------     ----     --------     --------    --------      -----       --------
Balance at May 31, 1992 (as restated,     9,096,000       54       16,432        2,295     147,500       (242)        18,539
  see Note 11)

Sale of common stock under
   incentive stock option plan               56,000        1           23            -           -          -             24
Issuance of shares to
   officers                                 534,000        4          149            -    (115,500)       191            344
Net income                                        -        -            -        1,396           -          -          1,396
                                          ---------     ----     --------     --------    --------      -----       --------
Balance at May 31, 1993 (as restated,     9,686,000       59       16,604        3,691      32,000        (51)        20,303
  see Note 11)

Sale of common stock under
   incentive stock option plan               23,000        -           10            -           -          -             10
Issuance of shares to
   officer                                   50,000        1           56            -           -          -             57
Income tax benefit from
  stock compensation                              -        -           19            -           -          -             19
Net income                                        -        -            -          710           -          -            710
                                          ---------     ----     --------     --------    --------      -----       --------
Balance at May 31, 1994                   9,759,000     $ 60     $ 16,689     $  4,401      32,000      $ (51)      $ 21,099
                                          =========     ====     ========     ========    ========      =====       ========

                          The accompanying notes are an integral
                     part of these consolidated financial statements.


                  CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                              Year Ended May 31,
                                  -------------------------------------------
                                     1994           1993            1992
                                               (as restated     (as restated
                                                see Note 11)     see Note 11)
Cash flows from operating
  activities:
    Net income (loss)             $   710         $ 1,396         $ (6,177)
                                  -------         -------         --------
      Adjustments to reconcile
        net income (loss) to net
        cash provided by
        operating activities:
          Depreciation and
            amortization            6,613          12,998           31,694
          Provision for losses      1,315           2,070            2,150
          Deferred income taxes      (670)           (200)          (4,900)
          Gain on sale of
            equipment held for
            investment             (3,190)         (3,789)            (877)
          Sales-type lease margin  (1,062)         (1,338)            (109)
          Decrease in accounts
            receivables             2,131           4,311            7,053
          Other                    (1,709)            (70)             497
                                  -------         -------         --------
            Total adjustments       3,428          13,982           35,508
                                  -------         -------         --------
Net cash provided by operating
  activities                        4,138          15,378           29,331
                                  -------         -------         --------
Cash flows from investing
  activities:
    Recovery of investment in
      direct financing leases      13,840          20,129           22,664
    Equipment purchased for
      leasing                      (3,446)        (19,518)         (16,131)
    Net receipts from affiliated
      public income funds           2,395           3,164              527
    Sale of investment in
      Corporate Express, Inc.           -               -            1,770
    Proceeds from sales of
      equipment                    17,824          18,563           23,998
                                  -------         -------         --------
Net cash provided by investing
  activities                       30,613          22,338           32,828
                                  -------         -------         --------
Cash flows from financing
  activities:
    Proceeds from discounting
      of lease rentals              4,916          13,697           15,069
    Principal payments on
      discounted lease rentals    (21,725)        (34,126)         (52,044)
    Proceeds from sales of
      common stock                     10              24                6
   Net payments on Revolving
     Credit Facility, short-term
     recourse borrowings and
     Term Loan                    (19,090)        (21,127)         (21,336)
                                  -------         -------         --------

Net cash used by financing
  activities                      (35,889)        (41,532)         (58,305)
                                  -------         -------         --------
Net increase (decrease) in cash    (1,138)         (3,816)           3,854

Cash at beginning of year           3,210           7,026            3,172
                                  -------         -------         --------
Cash at end of year              $  2,072         $ 3,210         $  7,026
                                 ========         =======         ========
Supplemental schedule of cash
  flow information:
    Recourse interest paid       $  1,867         $ 3,631           $6,508
    Non-recourse interest paid      3,055           6,042           10,408
    Income taxes paid                 809           1,805            1,193
    Income tax refunds received     1,623              70            3,421
Supplemental schedule of non-cash
  investing and financing
  activities:
    Discounted lease rentals
      associated with equipment
      sold to third-party
      investors                    36,612          18,007           23,985
    Assumption of discounted
      lease rentals in lease
      acquisitions                 15,795          23,171                -
    Other receivables relating
      to equipment sale
      transactions                  1,876              49                -

                    The accompanying notes are an integral part of these consolidated financial statements.

                      CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Summary of Significant Accounting Policies

     General Accounting Principles

     Principles of Consolidation

       The consolidated financial statements include the accounts of Capital Associates, Inc. ("CAI") and its subsidiaries (collectively, the "Company"). Intercompany accounts and transactions are eliminated in consolidation.

       The Company has investments in affiliated public income funds (the "PIFs", consisting of both general partnership and subordinated limited partnership interests) and other 50%-or-less owned entities. Such investments are primarily accounted for using the equity method.

       The parent company's assets consist solely of its investments in subsidiaries and it has no liabilities separate from its subsidiaries.

     Income Taxes and Restatement

       In 1994 the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes and has applied the provisions of SFAS No. 109 retroactively to June 1, 1988. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company previously accounted for income taxes under Accounting Principle Board Opinion No. 11, whereby deferred taxes were provided for revenue and expense items recognized in different years for financial statement and income tax purposes.

     Equipment Held for Sale or Re-lease

       Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized consists of equipment previously leased to end users which has been returned to the Company following lease expiration. The May 31, 1994 carrying value consists primarily of one jet aircraft.

     Income (Loss) per Common and Common Equivalent Share

       Income per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (consisting solely of common stock options) outstanding during the period.

       Loss per common and common equivalent share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, as outstanding common options were anti-dilutive.

     Reclassifications

       Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

     Equipment Leasing and Sales

       Lease Accounting - Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by either the direct financing, sales-type or operating lease method. Direct financing and sales-type leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Company currently utilizes the direct financing or the operating method for substantially all of the Company's lease originations. The Company currently utilizes the sales-type and operating lease methods for substantially all leases after the expiration of the initial lease term. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Company may engage in financing of lease receivables on a non-recourse basis and/or equipment sale transactions to reduce or recover its investment in the equipment.

       The Company's accounting methods and their financial reporting effects are described below:

       Lease Inception

       Direct Financing Leases ("DFLs") - The cost of equipment is recorded as net investment in DFLs. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded in leasing revenue in the accompanying statements of operations. Initial direct costs ("IDC") are capitalized and amortized over the lease term in proportion to the recognition of earned income. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee.

       Operating Leases ("OLs") - Leasing revenue consists principally of monthly rentals. The cost of equipment is recorded as leased equipment and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. IDC are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as leasing costs in the accompanying statements of operations. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals is incurred on the interest method, profit is skewed toward lower returns in the early years of the term of an OL and higher returns in later years.

       Transactions Subsequent to Lease Inception

       Non-recourse Discounting of Rentals - The Company may assign the rentals from leases to financial institutions at fixed interest rates on a non-recourse basis. In return for such future lease payments, the Company receives the discounted value of the payments in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. Cash proceeds from such financings are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

       Sales to Private Investors of Equipment Under Lease - The Company sells title to leased equipment that in some cases is subject to existing non-recourse debt in equipment sale transactions with third-party investors. In such transactions, the investors obtain ownership of the equipment as well as rights to equipment rentals and tax benefits. Upon sale, the Company records equipment sales revenue equal to the sales price of the equipment which may include a residual interest retained by the Company (recorded as an asset at present value using an appropriate interest rate) and records equipment sales cost equal to the carrying value of the related assets (including remaining unamortized IDC). Income is recorded on residual interests retained by the Company after cumulative cash collections on such residuals exceed the recorded asset amount. Fees for remarketing equipment associated with such transactions are reflected in operations as realized.

       Other accounts arising from private equity sales include:

         Discounted Lease Rentals, etc. - Pursuant to FASB Technical Bulletin No. 86-2, although private investors and PIFs may acquire the equipment sold to them by the Company subject to the associated non-recourse debt, the debt is not removed from the balance sheet unless such debt has been legally assumed by the third-party investors. If not legally assumed, a corresponding asset ("discounted lease rentals assigned to lenders arising from equipment sale transactions") is recorded representing the present value of the end user rentals receivable relating to such transactions. Interest income is recorded on the discounted lease rentals and an equal amount of interest expense on the related liability is recorded in the accompanying statements of operations.

         Sale-Leaseback Transactions - In sale-leaseback transactions, the Company leases equipment, obtains non-recourse financing on the equipment, sells the equipment to a third party and leases the equipment back from the third party. Income in a sale-leaseback transaction is deferred and principally amortized over the leaseback term in proportion to the reduction in the leased asset. For financial reporting purposes, a note receivable from the third-party, a capital lease obligation equal to the present value of the leaseback payments and a deferred gain are recorded at the time of the transaction. Amortization of the deferred gain is generally recorded as a reduction of leasing costs and expenses in the accompanying statements of operations unless the estimated residual value of the underlying equipment has experienced an other than temporary decline in value, in which case amortization ceases. The Company has not entered into a sale/leaseback transaction since fiscal year 1991.

         Interest Income - Interest income, as shown on the accompanying statements of operations, includes interest on discounted lease rentals and interest on notes receivable arising from sale-leaseback transactions.

         Sales to PIFs - Upon the sale of equipment to its PIFs, the Company records equipment sales revenue equal to the sales price of the equipment (including any acquisition fees recorded) and costs of sales equal to the carrying value of the related assets (including remaining unamortized IDC). Fees for services the Company performs for the PIFs are recognized at the time the services are performed.

       Transactions Subsequent to Initial Lease Termination

       After the initial term of equipment under lease expires, the equipment is either sold or released. When the equipment is sold, the remaining net book value of equipment sold is removed and gain or loss recorded. When the equipment is released, the Company utilizes the sales-type method or the OL method.

       Sales-type Leases

       The excess of the present value of future rentals and the present value of the estimated residual value (collectively, "the net investment") over the carrying value of the equipment subject to the sales-type lease is reflected in operations at the inception of the lease. Thereafter, the net investment is accounted for as a DFL, as described above.

     Allowance for Losses

       An allowance for losses is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

       The Company evaluates the realizability of the carrying value of its investment in its PIFs based upon all estimated future cash flows from the PIFs. As a result of such analyses, certain distributions may be accounted for as a recovery of cost instead of income.

 2. Residual Values and Other Receivables Arising from Equipment Under Lease Sold to PrivateInvestors

     As of May 31, 1994 and 1993, the equipment types for which the Company recorded the present value of the estimated residual values and other receivables arising from private sales of equipment under lease are (in thousands):

              Description                                  1994        1993

     IBM, primarily peripheral computer equipment        $    461    $   345
     Aircraft                                                 518      1,008
     Mining and manufacturing                                 725        648
     Grocery store fixtures                                 1,118          0
     Other miscellaneous equipment                            812      1,287
                                                         --------    -------
       Total equipment residuals                            3,634      3,288
     Notes receivable due directly from investors           1,289      1,440
     End user rentals under existing
       leases assigned to the Company by investors            175        343
                                                         --------    -------
                                                         $  5,098    $ 5,071
                                                         ========    =======

     Residual values and other receivables arising from equipment under lease sold to private investors are net of an allowance for doubtful accounts of $6,934,000 and $8,719,000 as of May 31, 1994 and 1993, respectively.

 3.  Net Investment in DFLs

     The components of the net investment in DFLs as of May 31, 1994 and 1993 are (in thousands):

                                                           1994        1993

     Minimum lease payments receivable                   $ 18,214   $ 53,325
     Estimated residual values                              2,256      7,972
     IDC                                                      136        390
     Less unearned income                                  (2,500)   (10,038)
                                                         --------    -------
                                                          $18,106    $51,649
                                                         ========    =======

 4.  Leased Equipment

     The Company's investments in equipment on OLs by major classes as of May 31, 1994 and 1993 are (in thousands):

                                                          1994        1993

     IBM peripheral computer equipment                 $  3,427     $ 10,635
     IBM processors                                       3,237        1,840
     DEC computer equipment                                 309        5,353
     Other technology and communication equipment         4,168       12,036
     Aircraft                                             9,040       29,835
     Other                                                8,284       10,883
     IDC                                                    103          296
                                                       --------     --------
                                                         28,568       70,878
     Less accumulated depreciation                      (11,212)     (27,551)
     Less allowance for losses                           (1,741)      (4,153)
                                                       --------     --------
                                                       $ 15,615     $ 39,174
                                                       ========     ========

     Depreciation on leased equipment was $5,209,000, $11,425,000 and $28,409,000 for fiscal years 1994, 1993 and 1992, respectively.

     The investment in aircraft includes one aircraft for which the Company has a commitment to sell for $5 million, which is approximately equal to its carrying value. The sale is scheduled to close in September 1994.

 5.  Future Minimum Lease Payments

     Future minimum lease payments receivable from noncancelable leases on equipment owned by the Company as of May 31, 1994, are as follows (in thousands):

       Years Ending May 31                                  DFLs       OLs

              1995                                       $  9,530    $ 3,938
              1996                                          5,520      2,098
              1997                                          2,368      1,255
              1998                                            623         87
              1999                                            143          0
          Thereafter                                           30          0
                                                         --------    -------
                                                         $ 18,214   $  7,378
                                                         ========    =======

 6. Notes Receivable and Obligations Under Capital Leases Arising from Sale-leaseback Transactions

     In sale-leaseback transactions, the leaseback payments are generally equal in amount to the principal and interest payments due under the note receivable. The notes receivable and obligations under capital leases arising from sale-leaseback transactions do not represent future net cash inflows or outflows of the Company.

     Aggregate maturities of notes receivable and obligations under capital leases arising from sale-leaseback transactions are as follows (in thousands):

                                                   Notes
       Years Ending May 31                       Receivable      Obligations

              1995                                $ 11,380        $ 11,314
              1996                                  12,628          12,603
              1997                                   7,666           7,673
              1998                                     743             747
                                                  --------        --------
                                                  $ 32,417        $ 32,337
                                                  ========        ========

     Notes receivable and obligations arising from sale-leaseback transactions bear interest at rates ranging from 10.0% to 11.63%.

 7.  Concentration of Credit Risk

     The Company leases various types of equipment to companies in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (1) companies that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (2) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease.

     At May 31, 1994, equipment on OLs and DFLs owned by the Company was leased to companies with the following credit ratings:

                                                          Percentage of the
                                                          net book value of
          Credit Rating                                   equipment on lease

       Baa (or equivalent) or above                              82%
       Below Baa (or equivalent)                                 11
       In bankruptcy                                              7

 8.  Discounted Lease Rentals

     Discounted lease rentals outstanding at May 31, 1994 bear interest at rates primarily ranging between 7% to 12%. Aggregate maturities of such non-recourse obligations are (in thousands):

       Years Ending May 31:

              1995                                             $ 64,619
              1996                                               32,380
              1997                                               21,745
              1998                                                7,869
              1999                                                1,462
          Thereafter                                                430
                                                               --------
                                                               $128,505
                                                               ========

 9.  Credit Facility

     The Company's recourse operating credit facility ("Debt Facility") consists of two facilities, a revolving credit facility (the "Revolving Credit Facility") and a term facility (the "Term Loan"). The availability under the Revolving Credit Facility is equal to the lesser of (1) $10.75 million or (2) the Borrowing Base Amount (as defined), reduced by the outstanding indebtedness under the Revolving Credit Facility at any time and from time to time. As of May 31, 1994, the Borrowing Base Amount was $4.1 million, and the outstanding indebtedness under the Revolving Credit Facility was $49,109, leaving approximately $4.0 million of availability under the Revolving Credit Facility at May 31, 1994 to fund the Company's working capital needs.

     The outstanding principal balance of the Term Loan, as of May 31, 1994, was $18.7 million. Principal reductions under the Term Loan are scheduled to occur as follows (in thousands):

       Principal Balance on May 31, 1994                   $18,718
       Twelve Months Ended May 31, 1995                     14,665
                                                           -------
       Principal Balance Remaining on May 31, 1995         $ 4,053
                                                           =======

     The entire unpaid balance of the Debt Facility will be due and owing on May 31, 1995, unless the parties agree to renew and extend such indebtedness. As of May 31, 1994, CAII had prepaid $2.0 million of the scheduled Term Loan payments, representing approximately 1.4 months of scheduled payments and no Defaults or Events of Default existed under the Second Amended Loan Agreement which had not been waived by its Lenders.

     The Revolving Credit Facility bears interest at the Mellon Bank, N.A.'s ("Mellon") Prime Rate, plus 1%, payable monthly, in arrears. On May 31, 1994, Mellon's Prime was 7.25%. The Term Loan bears interest at a fixed rate of 6.0%, payable monthly, in arrears.

     The Debt Facility (1) is collateralized by all of CAII's assets and (2) is senior, in order of priority, to all of CAII's indebtedness, other than liens which are senior by operation of law, other liens to which the Lenders have subordinated their position and non-recourse financing liens on specific equipment and leases. The Company and certain of the Company's and CAII's subsidiaries have guaranteed CAII's obligations under the Second Amended Loan Agreement and have pledged all of their assets, with limited exceptions, to collateralize their guarantees.

     The Second Amended Loan Agreement requires CAII to maintain (1) a ratio of Total Collateral Amount to Maximum Aggregate Commitment (as defined in the Second Amended Loan Agreement) of not less than .70:1 through August 29, 1994 and .80:1 thereafter, (2) consolidated stockholders' equity of not less than $19 million and (3) a ratio of Eligible Receivables to the Revolving Credit Loan (as defined in the Second Amended Loan Agreement) of not less than 1.1:1.0.

     As required under the Second Amended Loan Agreement, the Company has directed lessees under all leases for which permanent non-recourse financing has not been obtained to remit their rental payments directly to a cash collateral account. The Company holds separate from the cash collateral account (into which all Company owned receipts are deposited and disbursements are made from) certain funds on behalf of certain third parties. From time to time, the Company makes payments from these funds to such third parties. In the aggregate, at May 31, 1994, cash and cash equivalents totalling $1,567,000 were held by the Company on behalf of third parties. All of these funds are classified as restricted.

     The Second Amended Loan Agreement restricts CAII's ability to pay dividends, or loan or advance funds, to the Company. The Company has submitted a business plan to the Lenders and material deviation from that plan requires the Lenders' consent. The Company is also required to obtain the Lenders' consent for the disposition of certain assets.

     The Term Loan also provides for the payment of additional, contingent interest at Mellon's Prime Rate, plus 3%, less any interest actually paid on the Term Loan ("Additional Interest"), upon the earliest to occur of any one of the following events: (1) a sale by CAII of substantially all of its assets outside the ordinary course of business,
     (2) a merger of the Company or CAII with any person other than the Company, CAII or one of their subsidiaries, (3) a refinancing of all or a portion of the indebtedness under the Second Amended Loan Agreement,
     (4) a sale by the Company or CAII of 20% or more of its stock or (5) the filing by or against the Company, CAII or one of their subsidiaries of a petition for relief under the bankruptcy laws.

10.  Related Parties

     PIFs:

     The Company sponsors or co-sponsors six PIFs that purchase equipment under lease from the Company. The Company acts as either a general partner or co-general partner of each PIF for which it receives general partner distributions as well as fees for managing the day-to-day activities of each PIF and providing certain other services. As of May 31, 1994, approximately $0.5 million was receivable from the PIFs for such fees. The Company recognized gain on sales of equipment to the PIFs of approximately $1.8 million in fiscal year 1994, $1.8 million in fiscal year 1993, and $1.2 million in fiscal year 1992, and earned fees and other distributions totalling approximately $3.3 million, $2.9 million and $2.3 million in fiscal years 1994, 1993 and 1992, respectively.

     The Company is required to make subordinated limited partnership investments in the PIFs. During fiscal years 1994, 1993 and 1992, the Company made investments in subordinated limited partnership interests in the PIFs by contributing cash of approximately $0.2 million and $0.1 million in fiscal years 1994 and 1993, respectively, and purchasing and contributing equipment with a net book value of approximately $3.2 million in fiscal year 1992. The Company has a maximum remaining obligation to make further cash or equipment contributions not to exceed approximately $0.5 million for all of the existing PIFs (which relates solely to CPYF III).

     Other Related Party Transactions:

     The Company had an approximate 44% interest in an office products and computer supply company, Corporate Express, Inc. On November 27, 1991, the Company sold substantially all of its investment in Corporate Express, Inc. ("CE"), for an aggregate price of approximately $1.7 million. The investment in CE was previously fully reserved for, and the sale resulted in a gain of $1,744,000, which is included in "Other Revenue" in the accompanying Consolidated Statements of Operations for fiscal year 1992.

     The Company has entered into a vendor program agreement with a computer equipment and software vendor. An executive officer of the vendor is a director of the Company. During fiscal year 1994 the Company purchased and leased to third parties $206,000 of equipment under this program.

     During fiscal year 1994, the Company purchased computer equipment from a manufacturer having a cost of $427,000. An executive officer of the manufacturer is a director of the Company.

     The Company has entered into a remarketing agreement for certain of its aircraft with a regional/commuter aircraft leasing company. An executive officer of that company is a director of the Company. During fiscal year 1994, the Company paid $106,000 of commissions under this remarketing agreement.

11.  Income Taxes

     As discussed in Note 1, the Company adopted SFAS No. 109 effective June 1, 1993, and has applied the provisions of SFAS 109 retroactively to June 1, 1988. The financial statements for the years ended May 31, 1989 through 1993 have been restated to comply with the provisions of SFAS No. 109.

     The cumulative effect of the change in the method of accounting for income taxes resulted in a $12,718,000 charge to operations as of June 1, 1988. The effects of the restatement on net income and related per share amounts for fiscal years 1993 and 1992 are as follows:

                                                     1993            1992

     As previously reported:
       Net income (loss)                          $1,196,000    $(11,077,000)
       Net income (loss) per primary
         common share                                    .12           (1.25)

     As restated:
       Net income (loss)                          $1,396,000    $ (6,177,000)
       Net income (loss) per primary
         common share                                    .14            (.70)

     Effect of SFAS No. 109:
       Change in net income (loss)                   200,000       4,900,000
       Change in net income (loss)
         per primary common share                        .02             .55

     In addition, retained earnings, as of May 31, 1991, have been reduced by $6,600,000, as a result of the restatement.

     The components of the income tax provision (benefit) charged (credited) to continuing operations were (in thousands):

                                              1994         1993        1992
     Current:
       Federal                             $  1,000      $   730     $   400
       State and local                          143          400         380
                                           --------      -------     -------
                                              1,143        1,130         780
                                           --------      -------     -------
     Deferred:
       Federal                                 (400)        (150)     (3,675)
       State and local                        ( 270)         (50)     (1,225)
                                           --------      -------     -------
                                               (670)        (200)     (4,900)
                                           --------      -------     -------
         Total tax provision               $    473      $   930     $(4,120)
                                           ========      =======     =======

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

                                            1994          1993         1992

     Computed "expected" tax expense
       (benefit)                          $    402      $   791      $(3,501)
     State tax provisions, net of
       federal benefits                         71          139         (619)
                                          --------      -------      -------
                                            $  473       $  930      $(4,120)
                                          ========      =======      =======

     Income taxes are provided income from continuing operations at the appropriate federal and state statutory rates applicable to such earnings. The effective tax rate for the fiscal years ended May 31, 1994 and 1993 was 40%.

     Components of income tax expense (benefit) attributable to net income
     (loss) before income taxes is as follows (in thousands):

                                              1994         1993        1992
     Current
       Taxes on net income before
         carryforwards                     $  8,593     $  5,190    $  6,100
       Less benefit of loss carryforward
         utilized                            (7,050)      (4,060)     (5,320)
       Less benefit of investment tax
         credit carryforward utilized          (400)           -           -
                                           --------     --------    --------
                                              1,143        1,130         780
                                           --------     --------    --------
     Deferred
       Tax effect of net change in
         temporary differences               (9,100)      (4,260)    (10,220)
       Utilization of tax net operating
         loss carryforward                    7,050        4,060       5,320
       AMT liability, net of utilization
         of investment tax credit
         carryforward                        (1,000)           -           -
       Increase in valuation allowance
         for deferred income tax assets       2,380            -           -
                                           --------     --------    --------
                                             (  670)        (200)      4,900)
                                           --------     --------    --------
     Provision for income taxes            $    473     $    930    $ (4,120)
                                           ========     ========    ========

     Significant components of the Company's deferred tax liabilities and assets as of May 31, 1994 and 1993, were as follows (in thousands):

                                                          1994         1993
     Deferred income tax liabilities:
       Direct finance leases accounted for as operating
         leases for income tax purposes, and equipment
         depreciation for tax purposes in excess of
         book depreciation                               $  9,300    $18,600
       Residual values and other receivables arising
         from equipment under lease sold to private
         investors                                          1,400      1,300
                                                         --------    -------
     Total deferred income tax liabilities                 10,700     19,900
                                                         --------    -------
     Deferred income tax assets:
       Receivables realized for books, but not for
         income tax reporting purposes                        400      1,000
       Other assets and liabilities, net                      600        100
       Net operating loss carryforwards                     6,700     13,750
       Capital loss carryforwards                             350        350
       Investment tax credit carryforwards                  8,000      8,400
       AMT credit carryforwards                             2,000        600
                                                         --------    -------
     Total deferred income tax assets                      18,050     24,200
     Valuation allowance for deferred income
       tax assets                                          (8,180)    (5,800)
                                                         --------    -------
     Net deferred income tax assets                         9,870     18,400
                                                         --------    -------
     Net deferred income tax liability                   $    830    $ 1,500
                                                         ========    =======

     The valuation allowance for the Company's deferred tax assets represents primarily managements estimate of the portion of investment tax credit carryforwards which will expire prior to utilization.

     As of May 31, 1994, the Company has the following income tax carryovers (in thousands):
                                              Alternative
                              Regular          Minimum Tax
                             Income Tax           (AMT)              Years
                              Reporting        Income Tax              of
                              Purposes      Reporting Purposes     Expiration

     Net operating loss       $ 16,800          $     0             2005-2006
     Investment tax credit       8,000            8,000             1995-2001
     AMT credit against
       regular tax               2,000             N/A                 N/A

12.  Common and Preferred Stock

     The Company has authority to issue 2,500,000 shares of preferred stock at $0.008 par value. At May 31, 1994, no shares of preferred stock had been issued.

     Two principal stockholders, who together own approximately 35.5% of the outstanding shares of the Company are parties to an agreement with the Company pursuant to which each of them has granted the Company and, secondarily, the other, a right of first refusal to purchase their shares of common stock at current market value. Upon the death or disability of one of them, the Company will be obligated to purchase an amount of his shares at current market value equal to the greater of $1 million or the amount of insurance proceeds to be received by the Company in the event of death. The Company is the owner of life insurance policies providing approximately $3 million of coverage with respect to each of the principal stockholders.

13.  Stock Options

     The Company has a stock option plan whereby stock options may be granted to directors and employees to purchase shares of the Company's common stock at prices equal to 100% of the estimated fair value at the date of grant.

     Common stock received through the exercise of incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as additional paid-in capital. Such optionee sales resulted in a tax benefit to the Company of $19,000 in fiscal year 1994.

     The following table summarizes the activity in this plan for the periods indicated:

                         Options            Exercise Price         Options
                       Outstanding           Per Share           Exercisable
     Outstanding at
       May 31, 1991       3,634,000          0.4000 - 5.6250        1,191,000
     Exercised              (16,000)         0.4000 - 0.5625        =========
     Granted              1,821,000          0.0625 - 0.7500
     Canceled            (2,746,000)         0.3400 - 5.6250
     Outstanding at      ----------
       May 31, 1992       2,693,000          0.0625 - 2.7500        1,112,000
     Exercised              (56,000)         0.3400 - 0.5625        =========
     Granted                160,000          0.4065 - 1.1250
     Canceled              (446,000)         0.3400 - 2.7500
     Outstanding at      ----------
       May 31, 1993       2,351,000          0.0625 - 1.1250        1,336,000
     Exercised              (23,000)         0.3400 - 0.5625        =========
     Granted                 55,000          0.8125 - 1.2188
     Canceled              (119,000)         0.3400 - 1.1250
     Outstanding at      ----------
       May 31, 1994       2,264,000          0.0625 - 1.2188        1,682,000
                         ==========                                 =========

14.  Quarterly Financial Data (unaudited)

     Summarized quarterly financial data for the years ended May 31, 1994 and 1993 are (in thousands, except per share data):

                                                               Income Per
                                Total             Net       Common and Common
       Fiscal year 1994:       Revenue           Income      Equivalent Share

       First quarter           $52,342           $  281          $  .03
       Second quarter           39,900              174             .02
       Third quarter            22,297              187             .02
       Fourth quarter           40,426               68 <F1>        .01


                                                               Income Per
                                Total             Net       Common and Common
       Fiscal year 1993:       Revenue           Income      Equivalent Share

       First quarter           $31,018           $  386          $  .04
       Second quarter           44,102              380             .04
       Third quarter            26,663              350             .03
       Fourth quarter           39,617              280             .03

  <F1> The fiscal fourth quarter results were impacted by a provision for loss of approximately $180,000, recorded to reflect the impairment in value of the Company's general partnership interest in Northstar, a PIF established during fiscal 1988. Northstar is approaching termination and the range of probable realized asset values has narrowed, and an impairment in value is now expected.

15.  M-Bank Lease and Litigation and CIS Litigation

     MBank Lease and Litigation

     In 1987, the Company leased equipment ("Equipment") to MBank Dallas, N.A., an FDIC insured institution ("MBank"). FDIC placed MBank in receivership in 1989. The Company's carrying value in the Equipment at May 31, 1994 is $2.3 million. The Company agreed to sell the Equipment during 1992 to Bank One, Texas, N.A., another financial institution, that previously bought other MBank assets. The sales contract with Bank One provided for installment payments of $5.75 million, of which the Company has collected $1.3 million. Payments under the contract ceased as a result of litigation related to the Equipment, the lease thereof (the "Lease") and certain other collateral for the Lease. The litigation is discussed in detail in the Company's Annual Report on Form 10-K for fiscal 1994.

     At this time, potential outcomes are (i) CAI collects $10 million under the lease for a gain of $4.6 million (net of income tax), (ii) CAI collects $4.4 million on the contract for a gain of $1.3 million (net of income tax), (iii) CAI loses its equity investment in the Equipment and returns payments received for a loss of $2.2 million (net of income tax) or (iv) CAI participates in a settlement of the litigation. Certain other defendants have filed breach of contract and related tort claims against the Company. The results of these claims will depend on the final resolution of the parties' respective claims related to the Equipment, the Lease and the other collateral for the Lease. Based upon the advice of legal counsel, management believes that the ultimate outcome of the MBank Litigation will not have a material adverse impact on the Company's financial position.

     CIS Litigation

     On May 31, 1994, CAI and CIS agreed to settle their respective claims against each other in connection with CIS's bankruptcy. Pursuant to such settlement, CAI has agreed to pay $220,000 to CIS, the parties have agreed to dismiss their respective claims against each other and the parties have agreed to enter into a mutual general release. CIS has agreed to draft the settlement agreement and deliver a copy thereof to the Company. The Company has not received that copy as of the date of these financial statements. The Company has accrued the settlement amount of $220,000 as of May 31, 1994.

16.  Commitments

     In November, 1989, the Company bought two options (the "Options") to acquire certain mining equipment (the "Equipment") on lease (the "Lease") to an end-user (the "End-User") for $760,000. The purchase price for the Options consisted of two full recourse promissory notes, one payable to the seller (the "Seller") in July 1996, and the other payable to the Seller in July 1997 (the "Notes"). Interest on the Notes accrues at 10% per year as follows (in thousands):

                                     Note A       Note B        Total
       Note payable balance
         as of May 31, 1994          $  598       $  598        $1,196
       Future interest expense
         for the year ending
         May 31, 1995                    63           63           126
                 1996                    69           69           138
                 1997                    77            6            83
                 1998                     7            -             7
                                     ------       ------        ------
       Balance due at maturity       $  814       $  736        $1,550
                                     ======       ======        ======

     The Option purchase agreements provide that the Seller cannot agree to certain amendments to the Lease without the Company's prior consent.
     The Seller and the End-User have agreed to certain amendments to the Lease. The Company believes that the Notes are no longer enforceable because of such amendments. The Company has asked the Seller to cancel the Notes and return them to the Company. The Seller has refused to do so. The Company will not eliminate the Notes payable and carrying value of the Equipment until it receives the cancelled Notes back from the Seller.

     The Company leases office space under long-term non-cancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Minimum future rental payments required by such leases are as follows (in thousands):

            Year Ending May 31,
                  1995                                $  570
                  1996                                   486
                  1997                                   198
                                                      ------
                                                      $1,254
                                                      ======
     In connection with the lease agreement for the Company's headquarters, the Company has granted the landlord a lien on all furniture, fixtures, improvements and personal property of the Company located at the headquarters facility.

17.  Disclosures about Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments was made in accordance with SFAS No. 107. SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

     The carrying amounts at May 31, 1994 for cash, accounts receivable, income tax refunds receivable, residual values and other receivables arising from equipment under lease sold to private investors, the Revolving Credit Facility, accounts payable and other liabilities and the Term Loan approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

     As of May 31, 1994, discounted lease rentals and discounted lease rentals assigned to lenders arising from equipment sale transactions of $128,505,000 and $111,593,000, respectively, have fair values of $131,653,000 and $114,327,000, respectively. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of May 31, 1994.


                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of
Capital Associates, Inc.:

Under date of June 30, 1994, we reported on the consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, as contained in the Company's annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, as of June 1, 1993 and retroactively restated its consolidated financial statements for the years ended May 31, 1993 and 1992.

We also audited the adjustments described in Note 11 relating to the Company's adoption of SFAS 109 that were applied to restate the 1992 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


KPMG PEAT MARWICK

/s/ KPMG Peat Marwick
- - ----------------------------
Denver, Colorado
June 30, 1994


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of
Capital Associates, Inc.:

Our report on the consolidated financial statements of Capital Associates, Inc. and subsidiaries is included on page F-3 of the Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedules listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, before the adjustment discussed in Note 11, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND

/s/ Coopers & Lybrand
- - ----------------------------
Denver, Colorado
September 14, 1992


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                 for the years ended May 31, 1994, 1993 and 1992
                                  (in thousands)

   COLUMN A          COLUMN B    COLUMN C    COLUMN D    COLUMN E    COLUMN F
                    Balance at                             Other     Balance
                    Beginning   Additions                 Changes   at End of
Classification      of Period    at Cost    Retirements    <F2>       Period

May 31, 1994:

Equipment under
  operating
  leases <F1>      $ 70,878    $ 85,542     $(40,611)    $(87,241)  $ 28,568

Furniture and
  fixtures            5,045          658         (835)           -      4,868
                   --------     --------     --------     --------   --------
                   $ 75,923     $ 86,200     $(41,446)    $(87,241)  $ 33,436
                   ========     ========     ========     ========   ========
May 31, 1993:

Equipment under
  operating
  leases <F1>      $139,924     $ 59,473     $(62,389)    $(66,130)  $ 70,878

Furniture and
  fixtures            4,727          333          (11)          (4)     5,045
                   --------     --------     --------     --------   --------
                   $144,651     $ 59,806     $(62,400)    $(66,134)  $ 75,923
                   ========     ========     ========     ========   ========
May 31, 1992:

Equipment under
  operating
  leases <F1>       $257,870     $ 58,186     $(97,259)    $(78,873)  $139,924

Furniture and
   fixtures           4,796          154         (223)           -      4,727
                   --------     --------     --------     --------   --------
                   $262,666     $ 58,340     $(97,482)    $(78,873)  $144,651
                   ========     ========     ========     ========   ========

<F1>  Represents the net cost to the Company of equipment under operating leases.

<F2>  Primarily represents sales of equipment to third-party investors and
      Company sponsored and co-sponsored PIFs.


                  CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                      for the years ended May 31, 1994, 1993 and 1992
                                      (in thousands)

   COLUMN A       COLUMN B     COLUMN C    COLUMN D    COLUMN E      COLUMN F
                              Additions
                 Balance at   Charged to                Other        Balance
                 Beginning    Costs and                 Changes     at End of
Classification   of Period     Expenses   Retirements    <F1>         Period

May 31, 1994:

Equipment under
  operating
  leases          $ 27,551     $  5,209    $(17,611)   $ (3,937)    $ 11,212

Furniture and
  fixtures           3,151          783        (604)          -        3,330
                  --------     --------    --------    --------     --------
                  $ 30,702     $  5,992    $(18,215)   $ (3,937)    $ 14,542
                  ========     ========    ========    ========     ========
May 31, 1993:

Equipment under
  operating
  leases          $ 67,928     $ 11,425    $(49,681)   $ (2,121)    $ 27,551

Furniture and
  fixtures           2,298          866         (11)         (2)       3,151
                  --------     --------    --------    --------     --------
                  $ 70,226     $ 12,291    $(49,692)   $ (2,123)    $ 30,702
                  ========     ========    ========    ========     ========
May 31, 1992:

Equipment under
   operating
   leases         $118,851     $ 28,409    $(73,559)   $ (5,773)    $ 67,928

Furniture and
   fixtures          1,589          811        (102)          -        2,298
                  --------     --------    --------    --------     --------
                  $120,440      $29,220    $(73,661)   $ (5,773)    $ 70,226
                  ========     ========    ========    ========     ========

<F1>  Primarily represents sales of equipment to third-party investors and
      Company sponsored and co-sponsored PIFs.


                                            CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                                             SCHEDULE VIII - VALUATION AND QUALIFYING
                                                       ACCOUNTS AND RESERVES
                                        for the years ended May 31, 1994, 1993 and 1992
                                                          (in thousands)

           COLUMN A                                          COLUMN B            COLUMN C              COLUMN D       COLUMN E
                                                            Balance at    Charged to     Charged                       Balance
                                                            Beginning     Costs and      to Other                       at End
          Description                                       of Period     Expenses      Accounts    Deductions<F1>     of Period

Year ended May 31, 1994:
Allowance for doubtful accounts -
  -  residual values and other receivables arising
     from equipment under lease sold to private investors   $  8,719        $    82       $    -      $  (1,867)       $  6,934
  -  accounts receivable                                         593              -            -           (250)            343
  -  net investment in direct financing leases                     -              -            -              -               -
Allowance for losses
  -  investment in affiliated public income funds                  -            130            -           (130)              -
  -  leased equipment                                          4,153          1,103            -         (3,515)          1,741
                                                            --------        -------       ------      ---------        --------
                                                            $ 13,465        $ 1,315       $    -      $  (5,762)       $  9,018
                                                            ========        =======       ======      =========        ========
Year ended May 31, 1993:
Allowance for doubtful accounts -
  -  residual values and other receivables arising
     from equipment under lease sold to private investors  $ 10,826         $     -       $   13      $  (2,120)       $  8,719
  -  accounts receivable                                      1,448               -            -           (855)            593
  -  net investment in direct financing leases                2,715               -            -         (2,715)              -
Allowance for losses
  -  leased equipment                                         5,846           2,070            -         (3,763)          4,153
                                                           --------         -------       ------      ---------        --------
                                                           $ 20,835         $ 2,070       $   13      $  (9,453)       $ 13,465
                                                           ========         =======       ======      =========        ========
Year ended May 31, 1992:
Allowance for doubtful accounts -
  - residual values and other receivables arising
    from equipment under lease sold to private investors   $  8,984         $ 2,000       $    -      $    (158)       $ 10,826
  - accounts receivable                                       3,603             150            -         (2,305)          1,448
  - net investment in direct financing leases                 2,725               -            -            (10)          2,715
  - other assets                                              1,779               -            -         (1,779)              -
Allowance for losses
  - leased equipment                                          6,793               -        1,923         (2,870)          5,846
                                                           --------         -------       ------      ---------        --------
                                                            $23,884         $ 2,150       $1,923<F2>  $  (7,122)       $ 20,835
                                                           ========         =======       ======      =========        ========

<F1>  Principally charge-offs of assets against the established allowances.

<F2>  Consists of deferred gain arising from sales-leaseback transactions transferred to allowance for losses as a result of the impairment of the related leased equipment.

                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        SCHEDULE IX - SHORT-TERM BORROWINGS
                  for the years ended May 31, 1994, 1993 and 1992
                                  (in thousands)

   COLUMN A      COLUMN B    COLUMN C    COLUMN D     COLUMN E     COLUMN F
                                                                   Weighted
                                          Maximum      Average      Average
 Category of                 Weighted     Amount       Amount      Interest
  Aggregate     Balance at   Average    Outstanding  Outstanding     Rate
 Short-Term       End of     Interest   During the   During the    During the
 Borrowings     Period<F3>     Rate       Period     Period <F1>   Period <F2>

Year ended
 May 31, 1994:
 Revolving
 Credit
 Facility       $     49     7.13%      $  5,641     $  1,690        7.16%

Year ended
 May 31, 1993:
 Revolving
 Credit
 Facility       $     21     7.00%      $  5,461     $  2,088        7.01%

 Short-term
 borrowings
 from
 Lenders <F3>   $      -        -       $ 54,884     $ 51,396        7.13%

Year ended
 May 31, 1992:
 Short-term
 borrowings
 from Lenders   $ 58,984     7.50%      $ 80,662     $ 69,697        8.52%

<F1>  The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days.

<F2>  The weighted average interest rate during the period was computed by dividing actual interest expense by the average short-term borrowings outstanding during the period.

<F3>  See also Note 9 to Notes To Consolidated Financial Statements.


                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 for the years ended May 31, 1994, 1993 and 1992
                                (in thousands)

            COLUMN A                                          COLUMN B

                                                           Charged to Costs
             Item                                            and Expenses

     Year Ended May 31, 1994:

       Depreciation and amortization of intangible assets,
       pre-operating costs and similar deferrals                 $   621
                                                                 =======

     Year Ended May 31, 1993:

       Depreciation and amortization of intangible assets,
       pre-operating costs and similar deferrals                 $   706
                                                                 =======

     Year Ended May 31, 1992:

       Depreciation and amortization of intangible assets,
       pre-operating costs and similar deferrals                 $ 2,474
                                                                 =======

                                                                 Exhibit 11

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                               Year Ended May 31,
                                   ------------------------------------------
                                       1994           1993           1992
Shares outstanding at
  beginning of period                9,654,000      8,948,000      8,807,000

Shares issued during the
  period (weighted average)             58,000        642,000         79,000

Dilutive shares contingently
  issuable upon exercise of
  options (weighted average)         2,251,000      1,708,000              -

Less shares assumed to have
  been purchased for treasury
  with assumed proceeds from
  exercise of stock options
  (weighted average)                (1,062,000)      (992,000)             -
                                   -----------    -----------    -----------
Total shares, primary               10,901,000     10,306,000      8,886,000
                                   ===========    ===========    ===========
Net Income (loss)                  $   710,000    $ 1,396,000    $(6,177,000)
                                   ===========    ===========    ===========
Income (loss) per common and
  common  equivalent share,
  primary                          $       .07    $       .14    $     ( .70)
                                   ===========    ===========    ===========



                                                                  Exhibit 11

                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                  COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                               Year Ended May 31,
                                   ------------------------------------------
                                       1994           1993           1992

Shares outstanding at
  beginning of period                9,654,000      8,948,000      8,807,000

Shares issued during the
  period (weighted average)             58,000        642,000         79,000

Dilutive shares contingently
  issuable upon exercise of
  options (weighted average)         2,251,000      1,708,000              -

Less shares assumed to have
  been purchased for treasury
  with assumed proceeds from
  exercise of stock options         (1,062,000)      (410,000)             -
  (weighted average)               -----------    -----------    -----------

Total shares, fully diluted         10,901,000     10,888,000      8,886,000
                                   ===========    ===========    ===========

Net Income (loss)                  $   710,000     $1,396,000    $(6,177,000)
                                   ===========    ===========    ===========

Income (loss) per common
  and common  equivalent
  share, fully diluted             $       .07     $      .13    $     ( .70)
                                   ===========    ===========    ===========