Form 10-Q
period 1994-08-31
CAPITAL ASSOCIATES INC
filed 1994-10-06
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


          (x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1994

          ( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     The number of shares outstanding of the Registrant's $.008 par value common stock at September 30, 1994, was 10,029,747.



                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets - August 31, 1994
                    and May 31, 1994                                        3

               Consolidated Statements of Operations - Three Months
                    Ended August 31, 1994 and 1993                          4

               Consolidated Statements of Cash Flows - Three
                    Months Ended August 31, 1994 and 1993                   5

               Notes to Consolidated Financial Statements                 6 - 7

     Item 2.   Management's Discussion and Analysis of Financial

                    Condition and Results of Operations                   8 - 14


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                            15

               Exhibit Index                                                16

               Signature                                                    18



                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                            AUGUST 31,   MAY 31,
                                                               1994       1994
                                                            ----------   -------

Cash, including restricted funds of
  $971 and $1,567, respectively                             $  1,583   $  2,072
Accounts receivable, net of allowance for doubtful
  accounts of $264 and $343, respectively                        942      1,375
Income tax refunds receivable                                    428        250
Equipment held for sale or re-lease                            5,249      5,242
Residual values and other receivables arising from
  equipment under lease sold to private investors              5,477      5,098
Net investment in direct finance leases                       15,992     18,106
Leased equipment, net                                         15,622     15,615
Investments in affiliated limited partnerships                11,489     12,178
Other                                                          5,164      5,779
Notes receivable arising from sale-leaseback
  transactions                                                29,665     32,417
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                    92,264    111,593
                                                            --------   --------
                                                            $183,875   $209,725
                                                            ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Revolving Credit Facility                                   $    101   $     49
Accounts payable and other liabilities                         8,412      8,187
Term Loan                                                     16,365     18,718
Deferred income taxes                                            753        830
Obligations under capital leases arising from
  sale-leaseback transactions                                 29,604     32,337
Discounted lease rentals                                     107,166    128,505
                                                            --------   --------
                                                             162,401    188,626
                                                            --------   --------
Stockholders' equity:
  Common stock                                                    62         60
  Additional paid-in capital                                  16,899     16,689
  Retained earnings                                            4,564      4,401
  Treasury stock, at cost                                        (51)       (51)
                                                            --------   --------
     Total stockholders' equity                               21,474     21,099
                                                            --------   --------
                                                            $183,875   $209,725
                                                            ========   ========

                   The accompanying notes are an integral part of these consolidated financial statements.



                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                           THREE MONTHS ENDED
                                                         AUGUST 31,  AUGUST 31,
                                                            1994        1993
                                                         ----------  ----------

Revenue:
 Equipment sales to affiliated limited partnerships      $   8,706   $   27,643
 Other equipment sales                                       3,218       15,643
 Leasing                                                     2,098        4,229
 Interest                                                    3,364        3,511
 Other                                                       1,383        1,316
                                                         ---------   ----------
 Total revenue                                              18,769       52,342
                                                         ---------   ----------
Costs and expenses:
 Equipment sales                                            10,502       40,847
 Leasing                                                       927        1,731
 Operating and other expenses                                2,865        3,082
 Provision for losses                                          200          915
 Interest:
   Non-recourse debt                                         3,716        4,743
   Recourse debt                                               288          555
                                                        ----------   ----------
 Total costs and expenses                                   18,498       51,873
                                                        ----------   ----------
Net income before income taxes                                 271          469

Income tax expense                                             108          188
                                                        ----------   ----------
Net income                                              $      163   $      281
                                                        ==========   ==========
Earnings per common and common equivalent share         $      .02   $      .03
                                                        ==========   ==========
Weighted average number of common and
  dilutive common equivalent shares outstanding
  used in computing earnings per share                  10,820,000   11,053,000
                                                        ==========   ==========

                   The accompanying notes are an integral part of these consolidated financial statements.



                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                          AUGUST 31, AUGUST 31,
                                                             1994       1993
                                                          ---------- ----------
                                                                (Note 3)

Net cash provided by operating activities                 $   2,971  $  11,595
                                                          ---------  ---------
Cash flows from investing activities:
  Equipment purchased for leasing                            (1,462)      (985)
  Net receipts from affiliated public income
   funds ("PIFs")                                               625        695
  Sale of a portion of the investment in
   Corporate Express, Inc.                                      263          -
                                                          ---------  ---------
Net cash used for investing activities                         (574)      (290)
                                                          ---------  ---------
Cash flows from financing activities:
  Proceeds from discounting of lease rentals                  1,093      2,478
  Principal payments on discounted lease rentals             (1,890)    (5,982)
  Proceeds from sales of common stock                           212          -
  Net payments on recourse debt                              (2,301)    (8,085)
                                                          ---------  ---------
Net cash used for financing activities                       (2,886)   (11,589)
                                                          ---------  ---------
Net decrease in cash                                           (489)      (284)

Cash at beginning of period                                   2,072      3,210
                                                          ---------  ---------
Cash at end of period                                     $   1,583  $   2,926
                                                          =========  =========

Supplemental schedule of cash flow information:
  Recourse interest paid                                  $     296   $    584
  Non-recourse interest paid                                    334      1,139
  Income taxes paid                                             200          -
  Income tax refunds received                                    15      1,614
Supplemental schedule of non-cash investing and
   financing activities:
  Discounted lease rentals associated with equipment
   sold to third-party investors                                713     18,734
  Assumption of discounted lease rentals in lease
   acquisitions                                                  18      6,661
  Increase in other receivables relating to equipment
   sale transactions                                          1,434      1,460
  Defeasance of discounted lease rentals related
   to bankrupt lessee                                           518          -


                   The accompanying notes are an integral part of these consolidated financial statements.

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994 (the "1994 Form 10-K"), previously filed with the Securities and Exchange Commission.

     The balance sheet at May 31, 1994 has been derived from the audited financial statements included in the Company's 1994 Form 10-K.

     Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation.

2.   Debt Facility

     The Company's recourse operating credit facility ("Debt Facility") consists of two facilities, a revolving credit facility (the "Revolving Credit Facility") and a term facility (the "Term Loan"). The availability under the Revolving Credit Facility is equal to (1) the lesser of $10.75 million or (2) the Borrowing Base amount, reduced by the outstanding indebtedness under the Revolving Credit Facility. As of August 31, 1994, the Borrowing Base amount was approximately $3.9 million, and the outstanding indebtedness under the Revolving Credit Facility was $.1 million, leaving approximately $3.8 million of availability under the Revolving Credit Facility to fund the Company's working capital needs.

     The outstanding principal balance of the Term Loan as of August 31, 1994 was $16,365,000. Principal reductions under the Term Loan are scheduled to occur as follows (in thousands):

     Nine months ending May 31, 1995                          $ 12,430
     Balance remaining at May 31, 1995 (the scheduled
       termination date of the Debt Facility)                    3,935
                                                              --------
                                                              $ 16,365
                                                              ========

     As of the time these financial statements were prepared, there were no defaults existing under the Debt Facility.

     The Revolving Credit Facility bears interest at the Mellon Bank, N.A. Prime Rate plus 1%, payable monthly, in arrears. On August 31, 1994, Mellon's Prime Rate was 7.75%. The Term Loan bears interest at a fixed rate of 6.0%, payable monthly, in arrears.


3.   Consolidated Statements of Cash Flow

     In the Consolidated Statements of Cash Flows for the three months ended August 31, 1994 and 1993, the principal portion of receipts of direct financing leases and proceeds from sales of equipment have been classified as "Cash flows from operating activities". Previously, such amounts were reported as "Cash flows from investing activities".

     The effect of the reclassifications on previously issued financial statements is as follows:

                                                             Three months ended
                                                              August 31, 1993
                                                            Previously  Restated
                                                             Reported    Amounts
                                                            ----------  --------

     Net cash provided by operating activities              $  3,964   $ 11,595
     Net cash provided by (used for) investing activities      7,341       (290)
     Net cash used for financing activities                  (11,589)   (11,589)
                                                            --------   --------
     Net decrease in cash and
       cash equivalents                                     $   (284)  $   (284)
                                                            ========   ========

I.   Results of Operations

     Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Operations.

                                      Condensed Consolidated
                                     Statements of Operations    The effect on
                                       for the Three Months      net income of
                                         Ended August 31,       changes between
                                       1994            1993         periods
                                     --------        --------   ---------------
                                                      (in thousands)

     Equipment sales margin          $  1,422       $  2,439       $ (1,017)
     Leasing margin (net of
       interest expense on
       discounted lease rentals)          819          1,266           (447)
     Other income                       1,383          1,316             67
     Operating and other expenses      (2,865)        (3,082)           217
     Provision for losses                (200)          (915)           715
     Interest expense on recourse debt   (288)          (555)           267
     Income taxes                        (108)          (188)            80
                                     --------       --------       --------
       Net income                    $    163       $    281       $   (118)
                                     ========       ========       ========

     Equipment Sales

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):

                                                                      Three Months Ended August 31,
                                                                      1994                     1993                Increase
                                                                                                                  (Decrease)
                                                              Revenue     Margin       Revenue     Margin      Revenue     Margin
                                                              -------     ------       -------     ------      -------     ------

         Transactions during initial lease term:
           Equipment under lease sold to PIFs                 $ 8,706    $   221      $ 27,643     $  733
           Equipment under lease sold to
             private investors                                  1,797        187        13,079        419
                                                              -------    -------      --------     ------
                                                               10,503        408        40,722      1,152     $(30,219)   $  (744)
                                                              -------    -------      --------     ------     --------    -------
         Transactions subsequent to initial lease
           termination:
           Sales of off-lease equipment                           406        259         1,413        501
           Sales-type leases                                      478        218           744        379
           Excess collections (cash collections in excess
             of the associated residual value from equipment
             under lease sold to private investors)               537        537           407        407
                                                              -------    -------      --------     ------
                                                                1,421      1,014         2,564      1,287       (1,143)      (273)
           Provision for losses                                             (200)                    (915)                    715
                                                              -------    -------      --------     ------     --------    -------
           Remarketing sales results in excess of
             provision for losses                               1,421        814         2,564        372       (1,143)       442
                                                              -------    -------      --------     ------     --------    -------
         Total equipment sales                                $11,924    $ 1,222       $43,286     $1,524     $(31,362)   $  (302)
                                                              =======    =======       =======     ======     ========    =======

     Provision for losses result from the realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred). The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin or as leasing margin. As shown above, the realizations from sales exceeded the provision for losses for the first fiscal quarter 1995, even without considering realizations from remarketing activities recorded as leasing margin, as discussed below.

     During the first fiscal quarter of fiscal 1995, the Company sold significantly less transactions during their initial lease term to the Company sponsored PIFs or to private investors. As shown in the table above, the result was a comparative decrease in sales margin of $744,000. However, as shown in the table above, during the same fiscal quarter, the Company realized $442,000 more on remarketing of the lease portfolio.

     The changes in the Company's lease portfolio during the three months ended August 31, 1994 consisted of the following:

                                                                                            Discounted lease
                                                                    Direct finance           rentals, net of
                                                                  leases, operating         discounted lease
                                                                   leases, net and          rentals assigned        Net investment
                                                                    equipment held         to lenders arising         in leased
                                                                for sale or re-lease      from equipment sales        equipment
                                                                --------------------      --------------------      --------------

         As of May 31, 1994                                          $  38,963                  $ (16,912)           $  22,051
         Leases added to the Company's
           lease portfolio (and sold
           in September 1994)                                            2,159                       (380)               1,779
         Provision for losses                                             (200)                         -                 (200
         Change as a result of
           portfolio run-off                                            (4,059)                     2,390               (1,669)
                                                                     ---------                  ---------            ---------
         As of August 31, 1994                                       $  36,863                  $ (14,902)           $  21,961
                                                                     =========                  =========            =========

     A significant portion of the Company's net assets consists of aircraft. To reduce the concentration of aircraft in its portfolio, the Company intends to sell one or more aircraft. The following table summarizes the Company's investment in aircraft as of August 31, 1994 and May 31, 1994 (in thousands):

                                                      August 31,       May 31,
                                                        1994            1994
                                                      ----------       -------

     Leased equipment, net of accumulated depreciation $  7,912       $  8,017
     Associated non-recourse debt                        (3,070)        (3,077)
                                                       --------       --------
     Investment in aircraft on-lease                      4,842          4,940
     Equipment held for sale or re-lease                  5,000          5,000
                                                       --------       --------
                                                          9,842          9,940
     Residual values and other receivables arising from
       equipment under lease sold to private investors      449            518
                                                       --------       --------
     Net investment in aircraft                        $ 10,291       $ 10,458
                                                       ========       ========

     Approximately $2.7 million (net of non-recourse debt of $2.3 million) of the Company's current $4.8 million of net investment in aircraft on-lease is represented by one jet aircraft. The lease on this aircraft expires December 31, 1996. On September 30, 1994, the Company sold the aircraft for $5 million, which was approximately equal to it's carrying value.

     Another jet aircraft having a net book value of $5 million is included in Equipment Held for Sale or Re-Lease. The Company is attempting to remarket the aircraft through re-lease or sale.

     Equipment Sales to PIFs

     Equipment sales to PIFs significantly decreased during the three months ended August 31, 1994, as compared to the similar period in fiscal 1994, principally because fewer leases were identified and closed that satisfied the PIF's underwriting standards. During the first quarter fiscal 1995, the Company appointed a National Sales Manager to enhance its lease origination efforts.

     Under applicable regulatory guidelines, the Company is entitled to receive various fees and distributions in connection with its activities related to its sponsored PIFs. One such fee, an acquisition fee payable upon sale of equipment under lease to a PIF, is, in general, subject to a regulatory maximum amount over the term of a PIF. Acquisition fees payable to the Company reached the regulatory maximum for one PIF during fiscal year 1992 and, for a second PIF in the first fiscal quarter 1994. These circumstances will have an impact on reported equipment sales margins in future periods, but are not expected to impact total PIF-related income (after costs of equipment sales) in future periods because other allowable fees and distributions are expected to increase during such periods.

     Equipment Sales to Private Investors

     Equipment sales to private investors for the first fiscal quarter 1994 included sales of approximately $12.7 million of "seasoned" leases (i.e., previously originated leases held in the Company's portfolio). As the Company's lease portfolio has declined in size (sometimes referred to herein as "portfolio run-off"), fewer seasoned leases have been available for sale. During the first fiscal quarter 1995, equipment sales to private investors consisted primarily of new leases originated for sale to private investors, and the Company sold no material amount of seasoned leases to private investors.

     Remarketing Sales

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that matures in a particular quarter. In general, as the size of the Company's lease portfolio has declined in size, fewer leases have matured and less equipment has been available for remarketing each quarter. As a result, remarketing revenue declined during the first fiscal quarter 1995 compared to the comparable period in fiscal 1994. However, as shown above, the margin from remarketing sales increased during first fiscal quarter 1995. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. Accordingly, the Company is pursuing financing opportunities to obtain funds to add to its own lease portfolio. See the discussion of financing possibilities under "Business Plan" below.

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

     During the first fiscal quarter 1995, a lessee returned an IBM mainframe computer to the Company. The Company had previously expected to realize the carrying value of this equipment through additional month-to-month rents and proceeds from the sale of the equipment. However, the lessee stopped paying rent after the date of the filing of the 1994 Form 10-K and, as a result, the month-to-month rents actually collected and the value of the equipment now expected to be recovered from sale, are less than initially anticipated. The first fiscal quarter 1995's provision for loss principally relates to this item of equipment.

     During the first fiscal quarter 1994, a greater than expected amount of equipment under lease that the Company expected to be released was, instead, terminated and returned to the Company. The amounts recovered (and expected to be recovered) from the sale of such equipment were less than the previously estimated residual value, and accordingly, an appropriate provision for loss was recorded during first fiscal quarter 1994. The Company also recorded a provision for loss of $180,000 for the possible sale of one of its aircraft during the first fiscal quarter 1994.

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                                            Three Months Ended
                                                                 August 31,
                                                             1994         1993
                                                             ----         ----

     Leasing revenue                                      $ 2,098      $ 4,229
     Leasing costs and expenses                              (927)      (1,731)
     Net interest expense on related discounted
       lease rentals                                         (352)      (1,232)
                                                          -------      -------
     Leasing margin                                       $   819      $ 1,266
                                                          =======      =======
     Leasing margin ratio                                      39%          30%
                                                               ==           ==


     Leasing margin has declined and is expected to decline further as a result of portfolio run-off. See the discussion under "Business Plan" below. The leasing margin ratio has increased as a result of remarketing activities, which include the rental proceeds from renewing, extending or re-leasing equipment before and after the end of the initial lease term.

     OTHER INCOME

     Other Income consists of the following (in thousands):

                                                             Three Months Ended
                                                                 August 31,
                                                              1994         1993
                                                              ----         ----
     Fees and distributions from the
       Company-sponsored PIFs                               $  777       $  790
     Sale of a portion of the investment
       in Corporate Express, Inc. stock                        260            -
     Interest on income tax refunds                            178          431
     Other, principally recovery of sales
       and property tax amounts previously expensed            168           95
                                                            ------       ------
                                                            $1,383       $1,316
                                                            ======       ======

     In August 1994, the Internal Revenue Service ("IRS") notified the Company that it had completed its audit of the Company's fiscal year 1992 federal income tax return and had approved an income tax refund, previously recorded as "Income tax refunds receivable". The Company recorded the interest on the refund, in the amount of $178,000, as a receivable at August 31, 1994.

     OPERATING AND OTHER EXPENSES

     Operating and other expenses decreased $.2 million (7%) for the first fiscal quarter 1995 as compared to the comparable period in fiscal year 1994. The decrease principally reflects a reduction in salaries and wages, accomplished, in part, through a reduction-in-force of 29 full-time employees during June 1994. As of August 31, 1994, the Company had 86 full-time employees compared to 118 full-time employees at August 31, 1993. As the portfolio has run-off, the Company has decreased the size of its back office staff and increased the number of revenue producing lease origination and private equity syndication personnel.

     INTEREST INCOME AND EXPENSE

     Interest revenue arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in interest expense on non-recourse debt (net of the associated interest revenue) is due to portfolio run-off.

     The decrease in interest expense on recourse debt reflects the decline in the outstanding balance of the Debt Facility.

II.  Liquidity and Capital Resources

     The Company's activities are principally funded by the Revolving Credit Facility, rents, proceeds from sales of on-lease equipment, non-recourse debt, fees and distributions from its PIFs and sales or re-leases of equipment during and after the expiration of the initial lease terms and other cash receipts.

     Currently, only one PIF, Capital Preferred Yield Fund-III, ("CPYF-III") is selling units to the public. Through August 31, 1994 CPYF III sold $7.1 million of units ($6.2 million during the first fiscal quarter 1995). Four of the Company's PIFs including CPYF-III are using a portion of their available cash to purchase additional equipment from the Company. Two of the Company's PIFs are in the liquidation stage and are no longer purchasing equipment. The cash held by the PIFs available for purchase of equipment from the Company is:

                                                August 31, 1994 August 31, 1993

     Available cash                                $  8,962        $ 13,538
     Cash committed for equipment purchases          (3,132)         (9,312)
                                                   --------        --------
     Uncommitted cash                              $  5,830        $  4,226
                                                   ========        ========

     Management believes the Company's ability to generate cash from operations is sufficient to fund operations, particularly when operations are viewed as including investing and financing activities. In this context, it should be noted that through August 31, 1994, the Company reduced its aggregate outstanding indebtedness under its Debt Facility by $2.3 million since May 31, 1994 and has improved its recourse debt-to-equity ratio as follows:

                                                 August 31, 1994   May 31, 1994

     Recourse debt outstanding under the
       Debt Facility                               $  16,466        $  18,767
     Stockholders' equity                          $  21,474        $  21,099
     Recourse debt/stockholders' equity             .77 to 1         .89 to 1


III. Business Plan

     As discussed in the 1994 Form 10-K, during fiscal year 1991, the Company agreed with its Lenders to begin repaying its Debt Facility. Since that time, the Company has used substantially all of its cash flow after payment of operating expenses to repay its Debt Facility. As a result of making these repayments, the Company has not had the funds necessary to significantly add to its leasing portfolio. Because of portfolio run-off, the Company's leasing portfolio and related revenue have declined since 1991. The Debt Facility provides a limited amount of funds to the Company to invest in new leases. However, this level of funds is not sufficient to maintain the current portfolio and, accordingly, the current level of profitability may not be achievable in the future. In order to maintain the current level of profitability the Company must, among other things,
     (1) increase lease originations with a resultant increase in equipment sales margins from such new lease originations (2) reduce operating costs and (3) develop new sources of revenue related to the Company's core business.

     The Company's current business plan is designed to maintain profitable operations. The amount of longer-term future profits, if any, will largely depend on the amount of new capital available to the Company. Such capital may be in a variety of forms including new recourse debt, additional equity (which could include a sale of the Company, possibly coupled with an infusion of new funds into the Company from the purchaser), securitized financing vehicles or equity provided from private purchases of equipment originated by the Company or strategic alliances/combinations with other leasing companies. The Company is involved in discussions with several commercial lenders to provide a new recourse credit facility with the objective of replacing the present Debt Facility and obtaining additional recourse debt financing for operating purposes and to increase the size of the lease portfolio under management. No assurance can be given, however, that the Company will be successful in operating profitably, developing new sources of revenue or in obtaining access to new financing.



                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings

          CAII and CIS filed a Settlement Agreement with the bankruptcy court on or about August 31, 1994. Pursuant to the Agreement, CAII has agreed to pay CIS $220,000 in exchange for (i) dismissal of all claims pending between the parties in the bankruptcy court and (ii) execution of mutual general releases. The bankruptcy court approved the agreement in September 1994.

          There have been no material developments (other than that discussed above regarding the CIS litigation) during first fiscal quarter 1995 with respect to the legal proceedings described in the Company's fiscal 1994 Form 10-K.


Item 6.   Exhibits and Reports on Form 8-K

          a. Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders a copy of any of the exhibits listed therein upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

          b. There were no reports on Form 8-K filed during the three months ended August 31, 1994.


Item No.                          Exhibit Index


11A  Computation of Primary Earnings Per Share.   A computation of fully diluted
     earnings per share is not presented as it is the same as the computation of primary earnings per share.

                                                                     Exhibit 11A

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                         THREE MONTHS ENDED
                                                      August 31,     August 31,
                                                         1994           1993
                                                      ----------     ----------

Shares outstanding at beginning of period             9,759,000      9,654,000

Shares issued during the period
  (weighted average)                                    298,000              -

Shares earned, but not issued under the
  CEO Bonus Plan                                              -         50,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                                  2,045,000      2,310,000

Less shares assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                                 (1,282,000)      (961,000)
                                                     ----------     ----------
Total shares, primary                                10,820,000     11,053,000
                                                     ==========     ==========
Net income                                           $  163,000     $  281,000
                                                     ==========     ==========
Income per common and common equivalent
  share, primary                                     $     0.02     $     0.03
                                                     ==========     ==========



                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPITAL ASSOCIATES, INC.
                                   Registrant


Date:  October 6, 1994             By:  /s/Anthony M. DiPaolo
                                        -----------------------------
                                        Anthony M. DiPaolo,
                                        Senior Vice-President and Controller
                                        (Principal Accounting Officer)