Form 10-Q
period 1994-11-30
CAPITAL ASSOCIATES INC
filed 1995-01-17
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q



   (x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1994

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

        The number of shares outstanding of the Registrant's $.008 par value common stock at January 11, 1995, was 10,179,747.




                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                       INDEX

                                                                           PAGE
   PART I.  FINANCIAL INFORMATION                                         NUMBER
                                                                          ------
   Item 1.   Financial Statements (Unaudited)

             Consolidated Balance Sheets - November 30, 1994
                  and May 31, 1994                                           3

             Consolidated Statements of Operations - Three and
                  Six Months Ended November 30, 1994 and 1993                4


             Consolidated Statements of Cash Flows - Six
                  Months Ended November 30, 1994 and 1993                    5

             Notes to Consolidated Financial Statements                     6-10

   Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11-19

   PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings                                               20

             Exhibit Index                                                   21

             Signature                                                       23


                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

                                      ASSETS

                                                          NOVEMBER 30,   MAY 31,
                                                              1994        1994
                                                          ------------   -------
   Cash, including restricted funds of
     $1,682 and $1,567, respectively                       $   2,490  $   2,072
   Accounts receivable, net of allowance for doubtful
     accounts of $204 and $343, respectively                     777      1,375
   Income tax refunds receivable                                   -        250
   Equipment held for sale or re-lease                         5,095      5,242
   Residual values and other receivables arising from
     equipment under lease sold to private investors           4,260      5,098
   Net investment in direct finance leases                    17,091     18,106
   Leased equipment, net                                      13,313     15,615
   Investments in affiliated limited partnerships             10,981     12,178
   Other                                                       4,765      5,779
   Notes receivable arising from sale-leaseback
     transactions                                             26,850     32,417
   Discounted lease rentals assigned to lenders
     arising from equipment sale transactions                 84,799    111,593
                                                           ---------  ---------
                                                           $ 170,421  $ 209,725
                                                           =========  =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

   Revolving Credit Facility                               $   4,108  $      49
   Accounts payable and other liabilities                      6,752      8,187
   Term Loan                                                  11,500     18,718
   Deferred income taxes                                         800        830
   Obligations under capital leases arising from
     sale-leaseback transactions                              26,807     32,337
   Discounted lease rentals                                   98,909    128,505
                                                           ---------  ---------
                                                             148,876    188,626
                                                           ---------  ---------
   Stockholders' equity:
     Common stock                                                 62         60
     Additional paid-in capital                               16,899     16,689
     Retained earnings                                         4,635      4,401
     Treasury stock                                              (51)       (51)
                                                           ---------  ---------
        Total stockholders' equity                            21,545     21,099
                                                           ---------  ---------
                                                           $ 170,421  $ 209,725
                                                           =========  =========



                    The accompanying notes are an integral part of these consolidated financial statements.


                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                               THREE MONTHS ENDED         SIX MONTHS ENDED
                           --------------------------  -------------------------
                           NOVEMBER 30,  NOVEMBER 30,  NOVEMBER 30, NOVEMBER 30,
                               1994          1993          1994         1993
                           ------------  ------------  ------------ ------------

   Revenue:
     Equipment sales to
     affiliated limited
     partnerships          $    7,531    $   21,882    $   16,238   $   49,525
     Other equipment sales     10,895         9,616        14,112       25,259
     Leasing                    1,625         3,609         3,723        7,838
     Interest                   2,961         4,008         6,325        7,520
     Other                      1,384           785         2,767        2,101
                           ----------    ----------    ----------   ----------
     Total revenue             24,396        39,900        43,165       92,243
                           ----------    ----------    ----------   ----------
   Costs and expenses:
     Equipment sales           17,532        29,661        28,035       70,508
     Leasing                      821         1,288         1,748        2,996
     Operating and other
       expenses                 2,379         3,167         5,243        6,273
     Provision for losses          25           145           225        1,060
     Interest
       Non-recourse debt        3,260         4,887         6,976        9,630
       Recourse debt              261           464           549        1,018
                           ----------    ----------    ----------   ----------
     Total costs and
       expenses                24,278        39,612        42,776       91,485
                           ----------    ----------    ----------   ----------
   Net income before
     income taxes                 118           288           389          758

   Income tax expense              47           115           155          303
                           ----------    ----------    ----------   ----------
   Net income              $       71    $      173    $      234   $      455
                           ==========    ==========    ==========   ==========
   Earnings per common
     and common equivalent
     share                 $     0.01    $     0.02    $     0.02   $     0.04
                           ==========    ==========    ==========   ==========

   Weighted average number of
     common and dilutive common
     equivalent shares
     outstanding used in
     computing earnings
     per share             10,744,000    11,029,000    10,782,000   11,043,000
                           ==========    ==========    ==========   ==========


                    The accompanying notes are an integral part of these consolidated financial statements.





                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                      --------------------------
                                                      NOVEMBER 30,  NOVEMBER 30,
                                                          1994         1993
                                                      ------------  ------------
                                                               (Note 3)

   Net cash provided by operating activities             $  9,672     $  20,332
                                                         --------     ---------

   Cash flows from investing activities:
     Equipment purchased for leasing                       (5,536)       (1,847)
     Net receipts from affiliated public income
      funds ("PIFs")                                        1,059         1,030
     Sale of the investment in Corporate Express, Inc.        677             -
                                                         --------     ---------
   Net cash used for investing activities                  (3,800)         (817)
                                                         --------     ---------

   Cash flows from financing activities:
     Proceeds from discounting of lease rentals             1,215         2,479
     Principal payments on discounted lease rentals        (3,722)      (12,794)
     Proceeds from sales of common stock                      212             -
     Net payments on recourse debt                         (3,159)       (9,752)
                                                         --------     ---------

   Net cash used for financing activities                  (5,454)      (20,067)
                                                         --------     ---------

   Net increase (decrease) in cash                            418          (552)

   Cash at beginning of period                              2,072         3,210
                                                         --------     ---------

   Cash at end of period                                 $  2,490     $   2,658
                                                         ========     =========

   Supplemental schedule of cash flow information:
     Recourse interest paid                              $     38     $   1,003
     Non-recourse interest paid                               640         1,878
     Income taxes paid                                        319           181
     Income tax refunds received                              898         1,614
   Supplemental schedule of non-cash investing and
     financing activities:
     Discounted lease rentals assigned to lenders
       arising from equipment sales transactions            3,123        28,050
     Assumption of discounted lease rentals in
       lease acquisitions                                   3,347        15,675
     Increase in other receivables relating to
       equipment sale transactions                            558         1,658
     Defeasance of discounted lease rentals
       related to bankrupt lessee                             518             -


                    The accompanying notes are an integral part of these consolidated financial statements.


                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


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

   2.   Debt Facilities

        On December 2, 1994, the Company refinanced its existing recourse operating debt facility (the "Old Debt Facility") with a new recourse operating debt facility (the "New Debt Facility"). The Old Debt Facility consisted of two facilities, a term loan facility (the "Old Term Loan") and a revolving credit facility (the "Old Revolving Credit Facility"). On December 2, 1994, the outstanding principal balance of the Old Term Loan (plus accrued and unpaid interest) was $11.5 million, and the outstanding principal balance of the Revolving Credit Facility (plus accrued and unpaid interest and fees) was $3.5 million. The Company repaid the outstanding principal balances of both facilities, accrued and unpaid interest on both facilities and fees and other costs owing under the Old Debt Facility to the lenders thereunder (the "Old Lenders") with proceeds from the New Debt Facility, and the Old Lenders, the Company, Capital Associates International, Inc. ("CAII"), and certain of the Company's other subsidiaries executed a joint Settlement Agreement and Release of Liens and Claims.

        The lenders under the New Debt Facility are Norwest Bank Colorado, National Association (the "Agent"), Norwest Equipment Finance, Inc. (the "Collateral Agent") and First Interstate Bank of Denver, N.A. (collectively referred to herein as the "New Lenders"). The Borrower under the New Debt Facility is CAII. The New Debt Facility consists of three facilities, a term loan facility (the "New Term Loan"), a working capital facility (the "Working Capital Facility") and a warehouse facility (the "Warehouse Facility").

        The principal amount of the New Term Loan is $13 million. CAII is entitled to use the proceeds of the New Term Loan solely to retire the outstanding balance of the Old Debt Facility and to pay all costs and expenses of closing the New Debt Facility. The Company drew the entire principal amount of the New Term Loan on December 2, 1994 together with a drawdown of $2.5 million on the Warehouse Facility, and used the proceeds as follows: (1) $11.5 million to repay the entire outstanding principal balance of, plus accrued and unpaid interest on, the Old Term Loan, (2) $3.6 million to repay the entire outstanding principal balance of, plus accrued and unpaid interest and fees on, the Old Revolving Credit Facility and (3) $.4 million to pay fees and costs of closing the New Debt Facility.

        The New Term Loan is a 36-month facility. The principal amount of the New Term Loan is payable in 36 substantially equal monthly installments. Principal reductions under the New Term Loan are scheduled to occur as follows (in thousands):

        Six Months ending May 31, 1995                    $  2,167
        Fiscal Year ending May 31, 1996                      4,333
        Fiscal Year ending May 31, 1997                      4,333
        Fiscal Year 1998 through
          November 30, 1997 (the scheduled
          termination date of the New Term Loan)             2,167
                                                          --------
                                                          $ 13,000
                                                          ========

        CAII is obligated, under certain circumstances, to make Mandatory Principal Payments (as defined below) under the New Debt Facility. A portion of such Mandatory Principal Payments may be applied to the outstanding principal balance of the New Term Loan. See the discussion of Mandatory Principal Payments below.

        The New Term Loan bears interest at the Agent's Prime Rate plus .75%, payable monthly, in arrears. On December 2, 1994, the Agent's Prime Rate was 8.5%.

        The principal amount of the Working Capital Facility is $5 million. The Working Capital Facility is a revolving facility. CAII has the right to borrow, repay and reborrow under the Working Capital Facility up to the principal amount thereof.

        CAII is entitled to use the proceeds of the Working Capital Facility for its short-term working capital purposes and for the warehousing of leases pending the funding of such leases under the Warehousing Facility or the obtaining of permanent financing with respect thereto. On December 2, 1994, the Working Capital Facility had no balance outstanding and the availability under the Working Capital Facility was $5 million.

        The Working Capital Facility is a 12-month facility. The outstanding principal balance of the Working Capital Facility, along with all accrued and unpaid interest thereon, is payable in full on November 30, 1995. As discussed above, CAII is obligated, under certain circumstances, to make mandatory principal payments under the New Debt Facility ("Mandatory Principal Payments"). A Mandatory Principal Payment will be required if, and to the extent that, the outstanding principal balances of the New Term Loan and the Working Capital Facility advances, in the aggregate, at any time result in a Collateral Coverage Ratio (as discussed below) of less than 1.25 to 1.00. Mandatory Principal Payments will be applied first to the outstanding principal balance of the Working Capital Facility and next to the outstanding principal balance of the New Term Loan.

        The Working Capital Facility bears interest at the Agent's Prime Rate plus .75%, payable monthly, in arrears. As discussed above, on December 2, 1994, the Agent's Prime Rate was 8.5%.

        The principal amount of the Warehouse Facility is currently $12 million (subject to increase to up to $32 million as described below). The Warehouse Facility is a revolving facility. CAII has the right to borrow, repay and reborrow under the Warehouse Facility up to the principal amount thereof.

        CAII is entitled to use the proceeds of the Warehouse Facility for acquiring or funding leases for resale or as temporary financing pending the securing of permanent financing for any such leases. On December 2, 1994, the outstanding principal balance under the Warehouse Facility was $2.5 million.

        The availability under the Warehouse Facility is equal to the lesser of
        (1) $12 million (subject to increase to up to $32 million as described below) and (2) the Warehouse Borrowing Base (i.e., the lesser of $12 million (subject to increase to up to $32 million as described below) or 97.5% of the sum of the present value of eligible warehouse lease rentals and 50% of eligible warehouse lease residual values), reduced by the outstanding indebtedness under the Warehouse Facility. As of December 2, 1994, (a) the Warehouse Borrowing Base amount was approximately $3.1 million, (b) the outstanding principal balance under the Warehouse Facility was approximately $2.5 million and (c) the remaining availability under the Warehouse Facility was approximately $9.5 million.

        The loan agreement evidencing the New Debt Facility (the "New Loan Agreement") contemplates that additional lenders ("Additional Lenders") may be added to the New Loan Agreement until the principal amount of the Warehouse Facility is increased to $32 million. The Lenders have the right to approve or disapprove the addition of any Additional Lender(s) to the New Loan Agreement.

        The Warehouse Facility bears interest at the Agent's Prime Rate plus .50%, payable monthly, in arrears. As discussed above, on December 2, 1994, the Agent's Prime Rate was 8.5%.

        The New Debt Facility (1) is collateralized by all of CAII's assets and
        (2) is senior, in order of priority, to all of CAII's indebtedness, other than liens which are senior by operation of law, other liens to which the Lenders have subordinated their position and non-recourse financing liens on specific equipment and leases. The Company and certain of the Company's and CAII's subsidiaries have guaranteed CAII's obligations under the New Loan Agreement and have pledged all of their assets, with limited exceptions, to collateralize their guaranties.

        The New Loan Agreement requires CAII to (1) ensure that the Company maintains, on a consolidated basis, an Interest Coverage Ratio (i.e., the ratio of pre-tax earnings, as defined, plus interest expense to interest expense) of not less than 1.20 to 1.00, (2) maintain a Collateral Coverage Ratio (i.e., the ratio of Working Capital leases and other eligible investment assets to the outstanding principal balances of the Term Loan and Working Capital Facility) of not less than 1.25 to 1.00, (3) ensure that the Company maintains, on a consolidated basis, a Leverage Ratio (i.e., the ratio of all recourse debt of the Company to shareholders' equity) of not greater than 2.50 to 1.00, (4) ensure that the Company maintains, on a consolidated basis a Tangible Net Worth of not less than $20 million (increased by 75% of annual net income, with no reduction for losses), (5) maintain a Cash Flow Coverage Ratio (i.e., the ratio of the Company's cash flow (as defined) to its debt service requirements) of not less than 1.40 to 1.00, (6) maintain, from and after February 28, 1996, a Non-Residual Collateral Coverage Ratio (i.e., the Collateral Coverage Ratio calculated without taking into account residual values) of not less than 1.15 to 1.00 and (7) maintain an Equipment Classification Concentration Limit (i.e., equipment type, excluding inventory aircraft) of no greater than 15% of the net book value of all of CAII's equipment.

        CAII is obligated to pay the following on-going fees under the New Debt
        Facility: (1) a Working Capital Commitment Fee equal to .50% per annum on the daily average unused Working Capital commitment, payable quarterly in arrears, and (2) a Warehousing Commitment Fee equal to .375% per annum on the daily average unused Warehouse Facility commitment, payable quarterly in arrears, and (3) reasonable fees and out-of-pocket costs associated with each of the Agents audits or inspections of CAII's collateral or business, not to exceed four audits in any calendar year. In addition, CAII has agreed to acquire, at its own cost, an interest rate protection contract with respect to not less than 50% of the principal amount of the New Term Loan. As of the time these financial statements were prepared, CAI was in the process of obtaining quotes for an interest rate contract.

        As of the time these financial statements were prepared, there were no defaults existing under the New Debt Facility.

        The New Debt Facility significantly restricts CAII's ability to pay dividends, or loan or advance funds to the Company.

   3.   Consolidated Statements of Cash Flow

        Consistent with the reclassification described in the Company's first quarter fiscal 1995 report on Form 10-Q, the principal portion of receipts of direct financing leases and proceeds from sales of equipment have been classified as "Cash flows from operating activities". Previously, such amounts were reported as "Cash flows from investing activities".

        The effect of the reclassifications on previously issued financial statements is as follows:


                                                            Six months ended
                                                            November 30, 1993
                                                          ----------------------
                                                          Previously    Restated
                                                           Reported      Amounts
                                                          ----------    --------
        Net cash provided by operating activities         $  4,710     $ 20,332
        Net cash provided by (used for) investing
          activities                                        14,805         (817)
        Net cash used for financing activities             (20,067)     (20,067)
                                                          --------     --------
        Net decrease in cash and cash equivalents         $   (552)    $   (552)
                                                          =========    ========

   4.   Bankrupt Lessee

        During the second quarter fiscal 1994, a lessee filed for bankruptcy protection under Chapter 11 of the Bankruptcy code. The aggregate net book value of equipment under four leases with this lessee is $486,000 at November 30, 1994. The lessee has not remitted its quarterly lease payments due January 1, 1995. Potential outcomes are (i) the lessee affirms its leases and the Company collects all rents due under the leases or (ii) the lessee rejects one or more of the leases and returns the underlying equipment to the Company. If the leases are rejected and the equipment is returned to the Company, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the leases, the Company would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, a loss is not probable at this time. Regardless of the lessee's decision to accept or reject the leases, management believes that the ultimate outcome will not have a material adverse impact on the Company's financial position.

   Item 2. Management's Discussion and Analysis of Financial Conditiona and Results of Operations

   I.   Results of Operations

        Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Operations.

                                                Condensed Consolidated                        Condensed Consolidated
                                               Statements of Operations                      Statements of Operations
                                                 for the Three Months                          for the Six Months
                                                  Ended November 30,                            ended November 30,
                                               ------------------------      Effect on       ------------------------    Effect on
                                                 1994           1993         net income         1994           1993      net income
                                               ---------     ----------      ----------      ---------       --------    ----------
                                                                                    (in thousands)

             Equipment sales margin            $    894      $  1,837         $ (943)        $  2,315        $  4,275     $ (1,960)
             Leasing margin (net of
               interest expense on
               discounted lease rentals)            505         1,442           (937)           1,324            2,732      (1,408)
             Other income                         1,384           785            599            2,767            2,101         666
             Operating and other expenses        (2,379)       (3,167)           788           (5,243)          (6,272)      1,029
             Provision for losses                   (25)         (145)           120             (225)          (1,060)        835
             Interest expense on recourse debt     (261)         (464)           203             (549)          (1,018)        469
             Income taxes                           (47)         (115)            68             (155)            (303)        148
                                               --------      --------         ------         --------         --------    --------
               Net income                      $     71      $    173         $ (102)        $    234         $    455    $   (221)
                                               ========      ========         ======         ========         ========    ========

        Equipment Sales

        Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):

                                                       THREE MONTHS ENDED NOVEMBER 30,
                                               --------------------------------------------           Increase
                                                       1994                    1993                  (Decrease)
                                               --------------------    --------------------      -----------------
                                               Revenue       Margin    Revenue       Margin      Revenue    Margin
                                               -------       ------    -------       ------      -------    ------


        Transactions during initial lease term:
          Equipment under lease sold to PIFs  $  7,531       $   206   $ 21,882      $   538
          Equipment under lease sold to
            private investors                    9,924            70      7,872          319
                                              --------       -------   --------      -------    ---------  ---------
                                                17,455           276     29,754          857    $ (12,299) $    (581)
                                              --------       -------   --------      -------    ---------  ---------
        Transactions subsequent to initial lease
          termination ("Remarketing Sales"):
          Sales of off-lease equipment             673           327      1,127          441
          Sales-type leases                        124           117        232          154
          Excess collections (cash collections in
            excess of the associated residual
            value from equipment under lease sold
            to private investors)                  174           174        385          385
                                              --------       -------   --------      -------    ---------  ---------
                                                   971           618      1,744          980         (773)      (362)
          Provision for losses                                   (25)                   (145)                    120
                                              --------       -------   --------      -------    ---------  ---------
          Remarketing sales results in excess
            of provision for losses                971           593      1,744          835         (773)      (242)
                                              --------       -------   --------      -------    ---------  ---------
          Total equipment sales               $ 18,426       $   869   $ 31,498      $ 1,692    $ (13,072) $    (823)
                                              ========       =======   ========      =======    =========  =========


                                                      SIX MONTHS ENDED NOVEMBER 30,
                                              --------------------------------------------           Increase
                                                       1994                    1993                 (Decrease)
                                              --------------------    --------------------       -----------------
                                              Revenue       Margin    Revenue       Margin       Revenue    Margin
                                              -------       ------    -------       ------       -------    ------

        Transactions during initial lease term:
          Equipment under lease sold to PIFs  $ 16,238     $   427    $ 49,525     $ 1,270
          Equipment under lease sold to
            private investors                   11,722         256      20,951         738
                                              --------     -------    --------     -------       ---------   --------
                                                27,960         683      70,476       2,008       $ (42,516)  $ (1,325)
                                              --------     -------    --------     -------       ---------   --------
        Transactions subsequent to initial lease
          termination ("Remarketing Sales"):
          Sales of off-lease equipment           1,078         585       2,540         942
          Sales-type leases                        602         337         976         533
          Excess collections (cash collections in
            excess of the associated residual
            value from equipment under lease
            sold to private investors)             710         710         792         792
                                              --------     -------    --------     -------       ---------   --------
                                                 2,390       1,632       4,308       2,267          (1,918)     (635)
          Provision for losses                                (225)                 (1,060)                      835
                                              --------     -------    --------     -------       ---------   --------
          Remarketing sales results in excess
            of provision for losses              2,390       1,407       4,308       1,207          (1,918)      200
                                              --------     -------    --------     -------       ---------   --------
        Total equipment sales                 $ 30,350     $ 2,090    $ 74,784     $ 3,215       $ (44,434)  $ 1,125
                                              ========     =======    ========     =======       =========   ========

        Equipment Sales to PIFs and to Private Investors

        Equipment sales to PIFs significantly decreased during the six months ended November 30, 1994, as compared to the similar period in fiscal 1994, principally because fewer leases were identified and closed that satisfied the PIF's underwriting standards. The first two quarters of fiscal 1994 were the largest quarters with respect to equipment sales to the PIFs during that fiscal year, and were substantially greater than the historical average for quarterly sales to PIFs.

        Equipment sales to private investors for the first fiscal six months 1994 included sales of approximately $13.2 million of "seasoned" leases (i.e., previously originated leases held in the Company's portfolio).
        As the Company's lease portfolio has declined in size (sometimes referred to herein as "portfolio run-off"), fewer seasoned leases have been available for sale (as the Company sold approximately $5 million of seasoned leases to private investors during 1995). During the first fiscal six months 1995, equipment sales to private investors consisted primarily of new leases originated for sale to private investors, however, not enough leases were originated to offset the decline in the sale of seasoned leases.

        Remarketing Sales and Provision for Losses

        The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin or as leasing margin. The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for loss. As shown in the table above, the realizations from sales exceeded the provision for losses for the first fiscal six months 1995, even without considering realizations from remarketing activities recorded as leasing margin, as discussed below.

        Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that matures in a particular quarter. In general, as the size of the Company's lease portfolio has declined in size, fewer leases have matured and less equipment has been available for remarketing each quarter. As a result, remarketing revenue declined during the first fiscal six months 1995 compared to the comparable period in fiscal 1994. However, as shown above, the margin from remarketing sales increased during first fiscal six months 1995, although no assurances can be given that this trend will continue. In the absence of significant additions to the lease portfolio, management believes that remarketing revenue and margin will decline in future quarters.

        Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The Company performs ongoing quarterly assessments of its assets to identify other than temporary losses in value. The Company has not identified material probable new losses during the six months ended November 30, 1994; however, see Note 4 to Notes to Consolidated Financial Statement for discussion regarding an identified loss contingency.

        During the first fiscal six months 1994, a greater than expected amount of equipment under lease that the Company expected to be released was, instead, terminated and returned to the Company. The amounts recovered (and expected to be recovered) from the sale of such equipment were less than the previously estimated residual value, and accordingly, an appropriate provision for loss was recorded during first fiscal six months 1994. The Company also recorded a provision for loss of $180,000 for the possible sale of one of its aircraft during the first fiscal six months 1994.

        LEASING MARGIN

        Leasing margin consists of the following (in thousands):

                                      Three Months Ended     Six Months Ended
                                         November 30,           November 30,
                                      -------------------    ----------------
                                       1994      1993         1994       1993
                                      ------    ------       ------     ------

        Leasing revenue               $ 1,625    $  3,609   $  3,723  $  7,838
        Leasing costs and expenses       (821)    (1,288)    (1,748)    (2,996)
        Net interest expense on related
          discounted lease rentals       (299)      (879)      (651)   (2,110)
                                      -------   --------   --------  --------
          Leasing margin              $   505   $  1,442   $  1,324  $  2,732
                                      =======   ========   ========  ========

          Leasing margin ratio             31%        40%       36%        35%
                                           ==         ==        ==         ==

        Leasing margin has declined and is expected to decline further as a result of portfolio run-off. See the discussion under "Business Plan" below. As the portfolio runs off, the declining basis for calculating quarterly leasing margin will result in ratios that vary from quarter to quarter.

        OTHER INCOME

        Other Income consists of the following (in thousands):

                                    Three Months Ended      Six Months Ended
                                       November 30,            November 30,
                                    ------------------      ------------------
                                      1994       1993         1994      1993
                                    --------   --------     --------  --------

        Fees and distributions from the
          Company-sponsored PIFs     $   784   $   804      $  1,562  $  1,594
        Sale of the investment in
          Corporate Express, Inc. stock  411         -           671         -
        Interest on income tax refunds     -         -           178       431
        Other, principally recovery of
          sales and property tax amounts
          previously expensed            189       (19)          356        76
                                     -------   -------       -------  --------
                                     $ 1,384   $   785       $ 2,767  $  2,101
                                     =======   =======       =======  ========

        Other than fees and distributions from the company-sponsored PIFs, the Company does not expect to realize material amounts in the future with respect to the other items listed above.

        OPERATING AND OTHER EXPENSES

        Operating and other expenses decreased $1.0 million (16%) for the first fiscal six months 1995 as compared to the comparable period in fiscal year 1994. The decrease principally reflects a reduction in salaries and wages, accomplished, in part, through a reduction-in-force of 29 full-time employees during June 1994. As of November 30, 1994, the Company had 91 full-time employees compared to 119 full-time employees at November 30, 1993.

        INTEREST INCOME AND EXPENSE

        Interest revenue arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in interest expense on non-recourse debt (net of the associated interest revenue) is due to portfolio run-off.

        The decrease in interest expense on recourse debt reflects the decline in the outstanding balance of the Old Debt Facility.

        The changes in the Company's lease portfolio during the six months ended November 30, 1994 consisted of the following:

                                                                                            Discounted lease
                                                                  Direct finance             rentals, net of
                                                                leases, operating           discounted lease
                                                                 leases, net and            rentals assigned         Net investment
                                                                  equipment held           to lenders arising           in lease
                                                               for sale or re-lease        from equipment sales         portfolio
                                                               --------------------        --------------------      --------------

             As of May 31, 1994                                     $  38,963                    $ (16,912)           $  22,051
             Leases added to the Company's lease
               portfolio                                                5,468                       (3,347)               2,121
             Leases added to the Company's lease
               portfolio (and sold in December 1994)                    2,751                            -                2,751
             Leases sold to private investors                          (4,946)                       2,266               (2,680)
             Provision for losses                                        (225)                           -                 (225)
             Change as a result of portfolio run-off                   (6,512)                       3,883               (2,629)
                                                                    ---------                    ---------            ---------
             As of November 30, 1994                                $  35,499                    $ (14,110)           $  21,389
                                                                    =========                    =========            =========

        A jet aircraft having a net book value of $5 million is included in Equipment Held for Sale or Re-Lease. The Company is attempting to remarket the aircraft through re-lease or sale.

        Borrowings under the Old Revolving Credit Facility increased from
        $49,000 at May 31, 1994 to $4,108,000 at August 31, 1994.  As shown in the table above, the increase results from the utilization of such borrowings to add leases to the Company's lease portfolio.

        MATERIAL NON-EARNING ASSETS

        A significant portion of the Company's stockholders' equity of approximately $22 million is represented by these material non-earning assets: (i) a jet aircraft with a carrying value of approximately $5 million as discussed above, and (ii) maximum possible amounts receivable under the MBank contracts of approximately $11 million (with a carrying value of approximately $3 million) as discussed in the Company's annual report on Form 10-K for the year ended May 31, 1994. The Company's results of operations would be improved if funds from conversion of the above assets were invested in a lease portfolio. Management believes that these conversions can occur without loss to the Company. However, the timing of such conversion is not predictable.


   II.  Liquidity and Capital Resources

        The Company's activities are principally funded by its Working Capital and Warehouse Credit Facilities, rents, proceeds from sales of on-lease equipment (to its PIFs and third party investors), non-recourse debt, fees and distributions from its PIFs and sales of on lease equipment to its PIFs or third-party investors and/or re-leases of equipment during and after the expiration of the initial lease terms and other cash receipts.

        Currently, only one PIF, Capital Preferred Yield Fund-III, ("CPYF-III") is selling units to the public. Through November 30, 1994 CPYF III sold
        $11.3 million of units. In recent months, there has been a decline in units sales which the Company believes can be attributed to the rise in rates of fixed income securities. Four of the Company's PIFs including
        CPYF-III are in the reinvestment stage and are using a portion of their available cash to purchase additional equipment from the Company. Two of the Company's PIFs are in the liquidation stage and are no longer purchasing equipment.

        Management believes the Company's ability to generate cash from operations is sufficient to fund operations, particularly when operations are viewed as including investing and financing activities.
        In this context, it should be noted that through November 30, 1994, the Company reduced its aggregate outstanding indebtedness under its Debt
        Facility by $3.2 million since May 31, 1994 and has improved its recourse debt-to-equity ratio as follows:

                                                 November 30, 1994  May 31, 1994
                                                 -----------------  ------------
        Recourse debt outstanding under the
          Debt Facility                              $  15,608       $  18,767
        Stockholders' equity                         $  21,545       $  21,099
        Recourse debt/stockholders' equity            .72 to 1        .89 to 1

        However, as the recourse debt outstanding has declined, the Company's lease portfolio has also declined. As discussed in Note 2 to Notes to Consolidated Financial Statements, on December 2, 1994, the Company replaced its Old Debt Facility with a New Debt Facility. Under the New
        Debt Facility a greater amount of financing is available to the Company to originate new leases. As the Company utilizes the New Debt Facility to originate leases, the recourse debt/stockholders equity ratio is expected to increase.


   III. Revised Business Plan

        As discussed in the 1994 Form 10-K, beginning in fiscal year 1991, the Company agreed with its Old Lenders to begin repaying its Old Debt
        Facility. As discussed herein, on December 2, 1994, the Company refinanced its Old Debt Facility with proceeds drawn on its New Debt
        Facility. Beginning in fiscal 1991 and continuing through December 1, 1994, the Company used substantially all of its available cash flow
        (after payment of operating expenses) to repay its Old Debt Facility.
        As a result of making these repayments, the Company did not have funds to significantly add to its own leasing portfolio, and, accordingly, the portfolio shrank, leasing revenue declined and the ultimate profitability of the Company's core leasing business declined.

        On December 2, 1994, the Company closed its New Debt Facility.  See Note
        2 to Notes to Consolidated Financial Statements for a detailed discussion of the New Debt Facility. The Working Capital Facility and the Warehouse Facility provide the Company with $17 million (which, under certain circumstances, may increase to up to $37 million) to fund new lease originations and purchases. The Company believes that the level of funding available under the New Debt Facility should enable the Company to (1) increase the size of its own lease portfolio, (2) originate/acquire additional leases for sales to its PIFs and private equity investors, (3) ultimately increasing leasing revenue and related profits and (4) reduce overall borrowing costs since the Company was subject to significant legal and restructuring costs under the Old Debt
        Facility which it no longer incurs under the New Debt Facility.

        In its fiscal 1995 Business Plan, the Company identified the following primary goals for fiscal year 1995: (1) maintain profitability, (2) continue to build the Company's lease marketing and private equity syndication capabilities, (3) replace its Old Debt Facility, (4) further reduce G&A and (5) take appropriate steps to position the Company to access new capital in future years.

        In October 1994, the Company evaluated its performance for the first quarter fiscal year 1995 against its 1995 Business Plan goals and concluded the following:

        * although the Company had reported a profit of $.02 per share for the first quarter, its ninth consecutive profitable quarter, the profit resulted largely from "other income" items (e.g., the sale of a portion of the Company's Corporate Express stock and interest on income tax refunds) and not from the Company's core leasing business;

        * although the Company had been continually enhancing its lease origination capabilities by adding lease originators, the level of lease originations were substantially below their 1995 Business Plan targets - hence the sales of PIF units, leases sold to the PIFs, lease revenues and lease profits were all below their projected first fiscal quarter 1995 Business Plan targets;

        * the Company had entered into negotiations with its New Lenders to replace the Old Debt Facility; and

        * G&A costs were substantially on target.

        In November 1994, senior management determined that lease originations, sales of PIF units, equipment sold to the PIFs, lease revenues, and private equity sales for the second quarter fiscal 1995 were below their 1995 Business Plan targets. Senior management, in the face of these results, revised its 1995 Business Plan (the "Revised 1995 Business
        Plan"), taking the following steps:

        * the Company re-assigned the responsibility for lease originations from its Senior Vice President-Marketing to its President and Chief
          Executive Officer;

        * the Company appointed a National Sales Manager;

        * the Company retained a recruiting firm to assist in hiring additional field lease origination personnel;

        * the Company decided to terminate its non-productive non-core business activities and focus its attention solely on its core business activities; and

        * the Company focused on purchasing wholesale lease transactions as an interim measure until it could complete the rebuilding of its field sales force and bring new lease originations in line with its Revised
          1995 Business Plan targets.

        The Company also identified several other factors which could adversely impact profitability in the future:

        * because of the flattening of the yield curve for debt securities during calendar year 1994, lease rates are not rising in line with the Company's cost of funds;

        * even if lease originations increase significantly, growth in the Company's profits will be slow because as a portfolio grows, under generally accepted accounting principles, operating leases tend to have a negative leasing margin after interest expense during the early term of such leases;

        * the cost of funds for many of the Company's competitors is lower than the Company's cost of funds; and

        * certain of the Company's competitors also price transactions with tax benefits not available to the Company.

        A significant portion of the Company's stockholders' equity of approximately $22 million is represented by two material non-earning assets: (1) a jet aircraft with a carrying value of approximately $5 million as discussed on page 15 of 23, and (2) maximum possible amounts receivable under the MBank contracts of approximately $11 million (with a carrying value of approximately $3 million) as discussed in the Company's annual report on Form 10-K for the year ended May 31, 1994.
        The Company's results of operations would be improved if funds from conversion of the above assets were invested in a lease portfolio.
        Management believes that these conversions can occur without loss to the Company. However, the timing of such conversion is not predictable.

        For the prior three years, the Company could not originate a significant amount of leases for its own account because it did not have the financing to fund and hold those incremental originations. Now, as discussed above, the Company believes that it has the necessary funds under its New Debt Facility to (1) increase the size of its own lease portfolio, (2) originate/acquire additional leases for sales to PIFs and private equity investors and (3) ultimately increase revenue and related profits. The Company is aggressively seeking to hire qualified, experienced field lease originators to originate new leases for the Company's own portfolio and for sale to third parties. However, assuming that the Company is successful in hiring such persons, (a) it will take a period of time before new lease transactions can be closed,
        (b) new operating lease transactions "throw off" losses (for financial reporting purpose) during their early years and (c) the Company will incur substantial hiring and deal costs in increasing the size of its field originations force and adding new leases to its portfolio. During this period, the Company may realize small operating losses or reduced operating profits as a result of these costs.

        The amount of longer-term, future profits from these efforts will depend, at least in part, on the amount of capital available to the Company and the cost of that capital relative to the cost of capital of the Company's competitors. The Company will continue to seek out new sources of lower cost capital, including, among other things, (1) expanding the availability under its Warehouse Facility, (2) obtaining additional nonrecourse debt, (3) attracting new equity capital (which could include a sale of all or a part the Company, possibly coupled with an infusion of new funds into the Company from the purchaser), (4) structuring securitized financing vehicles, (5) obtaining equity from private purchases of equipment leases originated or purchased by the Company and/or (6) entering into strategic alliances/combinations with other leasing/financial services companies. No assurances can be given, however, that (A) the steps being taken by the Company will improve the Company's profitability or even maintain profitability, (B) will provide the Company with, or access to, additional sources of capital.

                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                      PART II


                                 OTHER INFORMATION


   Item 1. Legal Proceedings

           a.  There have been no material developments in the MBank Litigation
               (see the discussion of the MBank Litigation in the 1994 Form
               10-K) since the date of the 1994 Form 10-K, except for the following: (1) discovery is completed and the parties have filed all of their pre-trial briefs, (2) the court held oral argument on several of the pending summary judgment motions and (3) the parties are awaiting the court's decision on those summary judgment motions.

           b. The Company is involved in various legal proceedings ordinary, routine and incidental to its business. In the opinion of senior management, none of these proceedings, individually or in the aggregate, should, if determined adversely to the Company, have an adverse effect on the Company or its operations.


   Item 4. Submission of Matters to a Vote of Security Holders

           The 1994 Annual Meeting of Stockholders of the Company (the "Annual
           Meeting") was held on October 13, 1994.  At the Annual Meeting, James
           D. Edwards, Gary M. Jacobs, Dennis J. Lacey, William B. Patton, Jr.,
           Peter F. Schabarum, and James D. Walker were re-elected as directors of the Company.


   Item 6. Exhibits and Reports on Form 8-K

           a.  Included as exhibits are the items listed in the Exhibit Index.
               The Company will furnish to its shareholders a copy of any of the exhibits listed therein upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

           b. There were no reports on Form 8-K filed during the three months ended November 30, 1994.



   Item No.     Exhibit Index

   11A Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as it is the same as the computation of primary earnings per share.

   EX-27  Financial Data Schedule

                                                                     Exhibit 11A


                     CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                     COMPUTATION OF PRIMARY EARNINGS PER SHARE



                              THREE MONTHS ENDED          SIX MONTHS ENDED
                           -------------------------   -------------------------
                           November 30, November 30,   November 30, November 30,
                              1994          1993          1994           1993
                           ------------ ------------   ------------ ------------

   Shares outstanding at
     beginning of period    10,062,000    9,654,000      9,759,000    9,654,000

   Shares issued during
     the period
     (weighted average)          3,000            -        302,000            -

   Shares earned but not
     issued under the CEO
     Bonus Plan                      -       50,000              -       50,000

   Dilutive shares
     contingently issuable
     upon exercise of
     options
     (weighted average)      1,887,000    2,286,000      1,966,000    2,286,000

   Less shares assumed to
     have been purchased
     for treasury with
     assumed proceeds
     from exercise of
     stock options
     (weighted average)    (1,208,000)     (961,000)    (1,245,000)    (947,000)
                          -----------   -----------    -----------   ----------
   Total shares, primary   10,744,000    11,029,000     10,782,000   11,043,000
                          ===========   ===========    ===========   ==========
   Net income             $    71,000   $   173,000    $   234,000   $  455,000
                          ===========   ===========    ===========   ==========

   Income per common and
     common equivalent
     share, primary       $      0.01   $      0.02    $      0.02   $     0.04
                          ===========   ===========    ===========   ==========




                     CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                     SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CAPITAL ASSOCIATES, INC.
                                           ------------------------------------
                                           Registrant


   Date:  January 17, 1995                 By: /s/Anthony M. Dipaolo
                                               --------------------------------
                                           Anthony M. DiPaolo,
                                           Senior Vice-President and Controller
                                           (Principal Accounting Officer)


