Form 10-Q
period 1995-02-28
CAPITAL ASSOCIATES INC
filed 1995-04-04
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549




                                         FORM 10-Q


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended February 28, 1995

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

The number of shares outstanding of the Registrant's $.008 par value common stock at March 27, 1995, was 10,179,747.

                            CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                               INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

     Item 1.     Financial Statements (Unaudited)

                 Consolidated Balance Sheets - February 28, 1995
                 and May 31, 1994                                           3

                 Consolidated Statements of Operations - Three and Nine Months
                 Ended February 28, 1995 and 1994                           4

                 Consolidated Statements of Cash Flows - Nine
                 Months Ended February 28, 1995 and 1994                    5

                 Notes to Consolidated Financial Statements                6-8

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9-16


PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings                                          17

     Item 6.     Exhibits and Reports on Form 8-K                           17

                 Exhibit Index                                              18

                 Signature                                                  20

                            CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                        (Dollars in thousands)

                                                ASSETS

                                                      February 28,     May 31,
                                                          1995          1994
                                                      ------------    ---------

Cash                                                   $   1,955      $   2,072
Accounts receivable, net of allowance for
  doubtful accounts of $270 and $343, respectively         1,257          1,375
Income tax refunds receivable                                  -            250
Equipment held for sale or re-lease                        5,101          5,242
Residual values and other receivables arising
  from equipment under lease sold to private
  investors                                                3,639          5,098
Net investment in direct finance leases                   14,755         18,106
Leased equipment, net                                     17,893         15,615
Investments in affiliated limited partnerships            10,468         12,178
Other                                                      5,461          5,779
Notes receivable arising from sale-leaseback
  transactions                                            23,979         32,417
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                72,034        111,593
                                                       ---------      ---------
                                                       $ 156,542      $ 209,725
                                                       =========      =========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Working Capital Facility                               $   1,298      $      49
Warehouse Facility                                         7,838              -
Accounts payable and other liabilities                     4,532          8,187
Term Loan                                                 11,917         18,718
Deferred income taxes                                         16            830
Obligations under capital leases arising
  from sale-leaseback transactions                        23,952         32,337
Discounted lease rentals                                  85,380        128,505
                                                       ---------      ---------
                                                         134,933        188,626
                                                       ---------      ---------
Stockholders' equity:
    Common stock                                              63             60
    Additional paid-in capital                            16,907         16,689
    Retained earnings                                      4,690          4,401
    Treasury stock                                           (51)           (51)
                                                       ---------      ---------
         Total stockholders' equity                       21,609         21,099
                                                       ---------      ---------
                                                       $ 156,542      $ 209,725
                                                       =========      =========



                             The accompanying notes are an integral part
                              of these consolidated financial statements.

                           CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                       (Dollars in thousands, except earnings per share)

                              Three Months Ended       Nine Months Ended
                         -------------------------  ----------------------------
                         February 28,  February 28,   February 28,  February 28,
                            1995          1994           1995          1994
                         ------------  ------------   ------------  ------------
Revenue:
  Equipment sales to
    affiliated limited
    partnerships            $ 14,698      $  5,578       $ 30,936      $ 55,102
  Other equipment sales        9,071         8,889         23,184        34,149
  Leasing                      1,867         2,804          5,590        10,642
  Interest                     2,671         3,949          8,996        11,468
  Other                        1,164         1,077          3,930         3,178
                            --------      --------       --------      --------
  Total revenue               29,471        22,297         72,636       114,539
                            --------      --------       --------      --------
Costs and expenses:
  Equipment sales             22,372        12,570         50,407        83,078
  Leasing                        965         1,216          2,713         4,212
  Operating and other
    expenses                   2,275         3,100          7,518         9,371
  Provision for losses           425           100            650         1,160
  Interest:
    Non-recourse debt          2,927         4,577          9,903        14,207
    Recourse debt                417           422            966         1,441
                            --------      --------       --------      --------
  Total costs and expenses    29,381        21,985         72,157       113,469
                            --------      --------       --------      --------
Net income before income
  taxes                           90           312            479         1,070

Income tax expense                36           125            191           428
                            --------      --------       --------      --------
Net income                  $     54      $    187       $    288      $    642
                            ========      ========       ========      ========
Earnings per common and
  common equivalent share   $    .01      $   0.02       $    .03      $   0.06
                            ========      ========       ========      ========
Weighted average number of
  common and dilutive common
  equivalent shares
  outstanding used in
  computing earnings
  per share               10,660,000    10,851,000     10,832,000    10,978,000
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

                            CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                     (Dollars in thousands)

                                                          Nine Months Ended
                                                    ----------------------------
                                                    February 28,    February 28,
                                                       1995            1994
                                                    ------------    ------------
                                                              (Note 3)

Net cash provided by operating activities            $  13,679        $  28,654
                                                     ---------        ---------
Cash flows from investing activities:
  Equipment purchased for leasing                      (12,627)          (1,886)
  Net receipts from affiliated public income
    funds ("PIFs")                                       1,123            1,494
  Sale of the investment in Corporate
    Express, Inc.                                          677                -
                                                     ---------        ---------
Net cash used for investing activities                 (10,827)            (392)
                                                     ---------        ---------
Cash flows from financing activities:
  Proceeds from discounting of lease rentals             1,215            2,478
  Principal payments on discounted lease rentals        (6,691)         (19,147)
  Proceeds from sales of common stock                      221                8
  Net (payments) draws on recourse debt                  2,286          (12,809)
                                                     ---------        ---------
Net cash used for financing activities                  (2,969)         (29,470)
                                                     ---------        ---------
Net decrease in cash                                      (117)          (1,208)

Cash at beginning of period                              2,072           (3,210)
                                                     ---------        ---------
Cash at end of period                                $   1,955        $   2,002
                                                     =========        =========
Supplemental schedule of cash flow information:
  Recourse interest paid                             $     937        $   1,340
  Non-recourse interest paid                               876            2,537
  Income taxes paid                                      1,254              181
  Income tax refunds received                              898            1,614
Supplemental schedule of non-cash investing
  and financing activities:
  Discounted lease rentals assigned to lenders
    arising from equipment sales transactions            3,123           29,081
  Assumption of discounted lease rentals in
    lease acquisitions                                   5,550           15,675
  Increase in other receivables relating to
    equipment sale transactions                            609            7,605
  Defeasance of discounted lease rentals
    related to bankrupt lessee                             518                -
  Cancellation of option agreement
    Decrease on accounts payable and other
      liabilities                                        1,197                -
    Decrease in other receivables relating to
      equipment sale transactions                          573                -



                         The accompanying notes are an integral part of these consolidated financial statements.

                           CAPITAL ASSOCIATES, INC., AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)


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


2.  Debt Facilities

    The Company closed its new recourse operating debt facility (the "Debt Facility") on December 2, 1994. On March 7, 1995, two additional lenders joined the lending group. The lender group currently consists of Norwest Bank Colorado, National Association (the "Agent"), Norwest Equipment Finance, Inc. (the "Collateral Agent"), First Interstate Bank of Denver, N.A., The Daiwa Bank, Ltd. and The First National Bank of Boston (the "Lenders"). The Borrower under the Debt Facility is Capital Associates International, Inc., a wholly-owned subsidiary of the Company ("CAII").

    The Debt Facility consists of three facilities, a term loan facility (the "Term Loan"), a revolving working capital facility (the "WCF") and a revolving warehousing facility (the "WF"). The principal terms of the three facilities are as follows (in thousands):

                          Term Loan              WCF                  WF
                      -----------------   -----------------   -----------------
    Maturity Date     November 30, 1997   November 30, 1995   November 30, 1995
    Maximum amount         $ 13,000            $  5,000      lesser of $ 32,000
                                                              or borrowing base
    Borrowings at
     February 28, 1995       11,917               1,298                   7,838
                           --------            --------                --------
    Availability at
     February 28, 1995        N/A              $  3,702                $ 24,162
                           ========            ========                ========
    Interest rate at
     February 28, 1995      Prime*        Prime* plus .75%    Prime* plus .50%
                         plus .75%**

      *  Norwest Prime at February 28, 1995 was 9%.

     ** As required by the Debt Facility, CAII has acquired, at its own cost (of $59,500), a 36-month interest rate cap contract at 10.5% with respect to 50% of the principal balance of the Term Loan.

    Principal reductions under the Term Loan are scheduled to occur as follows (in thousands):

    Three months ending May 31, 1995                $  1,084
    Fiscal year ending May 31, 1996                    4,333
    Fiscal year ending May 31, 1997                    4,333
    Fiscal year 1998 through November 30, 1997         2,167
                                                    --------
                                                    $ 11,917
                                                    ========

    The Debt Facility (1) is collateralized by all of CAII's assets and (2) is senior, in order of priority, to all of CAII's indebtedness, subject to certain limited exceptions. The Company and certain of the Company's and CAII's subsidiaries have pledged all of their assets, with limited exceptions, to collateralize their guarantees. The Debt Facility restricts CAII's ability to pay dividends or loan or advance funds to the Company.

    As of February 28, 1995, there were no defaults existing under the Debt Facility.

    For further information concerning the terms of the Debt Facility, please refer to the Company's Form 10-Q for the fiscal quarter ended November 30, 1994.


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

    The effect of the reclassification on previously issued financial statements is as follows:

                                                           Nine months ended
                                                           February 28, 1994
                                                      --------------------------
                                                      Previously    Reclassified
                                                       Reported        Amounts
                                                      ----------    ------------

    Net cash provided by operating activities         $   4,941      $  28,654
    Net cash provided by (used for) investing
      activities                                         23,321           (392)
    Net cash used for financing activities              (29,470)       (29,470)
                                                      ---------      ---------
      Net decrease in cash and cash equivalents       $  (1,208)     $  (1,208)
                                                      =========      =========

4.  Bankrupt Lessee

    During the third quarter fiscal 1995, a lessee, that had previously filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code, informed the Company that it would reject its leases and return the related equipment to the Company. The aggregate net book value of equipment under four leases with this lessee was $486,000 at February 28, 1995. It is expected that remarketing proceeds and the value of the Company's administrative claims against the lessee will be less than the net book value of the equipment.
    A substantial portion of the provision for loss for the third quarter fiscal 1995 relates to this lessee.


5.  MBank Litigation

    On March 17, 1995, the Registrant issued the press release attached as
    Exhibit 99 to its Form 8-K filed on March 22, 1995, which is incorporated herein by reference. The press release announced that the Federal District Court in Dallas held in the Registrant's favor in the MBank litigation. The press release briefly describes the litigation and the events that gave rise to it. The press release also announced that (1) the Registrant is entitled to recover damages from the cash collateral currently held under the supervision of the court, (2) the court did not fix the amount of the Registrant's damages in its decision, (3) the Registrant is making this calculation, (4) while the final calculation is not yet available, the Registrant estimates that its damages (including interest and attorneys' fees) will exceed $9 million and (5) the Registrant will finalize its damage calculation as quickly as possible and seek payment of such damages immediately thereafter. The press release stated that the Registrant cannot predict when it will receive such payment or whether the FDIC will appeal the court's decision.

    The court did not resolve all of the ancillary claims asserted by the parties to the MBank litigation. The parties are currently in negotiations concerning these claims and a final settlement of all of the claims (decided and undecided) asserted in the MBank litigation. For further information concerning the claims asserted in the MBank litigation, please refer to Footnote 15 to Notes to Consolidated Financial Statements and Item 3, Legal Proceedings, of the Company's Form 10-K filed for the fiscal year ended
    May 31, 1994 (the "1994 Form 10-K").


6.  Commitments

    During the third quarter fiscal 1995, the owner of an option on certain mining equipment (which the Company had sold to such owner in a prior fiscal year for a note receivable previously included in Residual Values and Other Receivables Arising From Equipment Under Lease Sold to Private Investors in its balance sheet) and the grantor of the option agreed to cancel the option and related note financing in exchange for (1) a cash payment from the Company to the owner of $180,000 and (2) all of the parties agreeing to enter into a mutual release. The elimination from the Company's account of such option resulted in a gain of $444,000, principally representing reversal of prior period amortization charged to operations. For more information concerning the option, refer to Footnote 16 to Notes to Consolidated Financial Statements of the Company's 1994 Form 10-K.

                           CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.  Results of Operations

    Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Operations.

                                       Condensed Consolidated                    Condensed Consolidated
                                     Statements of Operations                   Statements of Operations
                                       for the Three Months                       for the Nine Months
                                        ended February 28,                         ended February 28,
                                     ------------------------  Effect on     ------------------------    Effect on
                                       1995           1994     net income      1995           1994       net income
                                     --------       ---------  ----------    --------      ----------    ----------
                                                                  (in thousands)


     Equipment sales margin          $  1,397       $  1,897    $  (500)     $  3,713       $  6,173     $ (2,460)
     Provision for losses                (425)          (100)      (325)         (650)        (1,160)         510
                                     --------       --------    -------      --------       --------     --------
     Equipment sales margin in
      excess of provision for
      losses                              972          1,797       (825)        3,063          5,013       (1,950)
     Leasing margin (net of
      interest expense on
      discounted lease rentals)           646            960       (314)        1,970          3,691       (1,721)
     Other income                       1,164          1,077         87         3,930          3,178          752
     Operating and other expenses      (2,275)        (3,100)       825        (7,518)        (9,371)       1,853
     Interest expense on recourse debt   (417)          (422)         5          (966)        (1,441)         475
     Income taxes                         (36)          (125)        89          (191)          (428)         237
                                     --------       --------    -------      --------       --------     --------
       Net income                    $     54       $    187    $  (133)     $    288       $    642     $   (354)
                                     ========       ========    =======      ========       ========     ========

     Equipment Sales

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):


                                                     Three Months Ended February 28,
                                                ---------------------------------------------            Increase
                                                         1995                     1994                  (Decrease)
                                                ---------------------    ---------------------    ---------------------
                                                 Revenue      Margin      Revenue      Margin      Revenue      Margin
                                                --------      -------    --------      -------    --------      -------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs       $ 14,698      $  350     $  5,578      $    76
       Equipment under lease sold to
         private investors                         7,447          78        6,435          164
                                                --------     -------     --------      -------
                                                  22,145         428       12,013          240    $ 10,132     $   188
                                                --------     -------     --------      -------    --------     -------
     Transactions subsequent to initial lease
       termination ("Remarketing Sales"):
       Sales of off-lease equipment                1,029         478        1,230          682
       Sales-type leases                             449         345          359          110
       Excess collections (cash collections
         in excess of the associated residual
         value from equipment under lease
         sold to private investors)                  146         146          865          865
                                                --------     -------     --------      -------
                                                   1,624         969        2,454        1,657        (830)       (688)
       Provision for losses                            -        (425)           -         (100)          -        (325)
                                                --------     -------     --------      -------    --------     -------
       Remarketing sales results in excess of
         provision for losses                      1,624         544        2,454        1,557        (830)     (1,013)
                                                --------     -------     --------      -------    --------     -------
     Total equipment sales                      $ 23,769     $   972     $ 14,467      $ 1,797    $  9,302     $  (825)
                                                ========     =======     ========      =======    ========     =======

                                                  Nine Months Ended February 28,
                                                -----------------------------------                      Increase
                                                    1995                      1994                      (Decrease)
                                                ---------------------    ---------------------    ---------------------
                                                 Revenue      Margin      Revenue      Margin      Revenue      Margin
                                                --------      -------    --------      -------    --------      -------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs       $ 30,936      $   778    $ 55,102      $ 1,346
       Equipment under lease sold to
         private investors                        19,169          336      27,387          903
                                                --------      -------    --------      -------
                                                  50,105        1,114      82,489        2,249    $(32,384)     $(1,135)
                                                --------      -------    --------      -------    --------      -------
     Transactions subsequent to initial lease
       termination ("Remarketing Sales"):
       Sales of off-lease equipment                2,108        1,061       3,771        1,624
       Sales-type leases                           1,051          682       1,334          643
       Excess collections (cash collections
        in excess of the associated residual
        value from equipment under lease sold
        to private investors)                        856          856       1,657        1,657
                                                --------     --------    --------      -------
                                                   4,015        2,599       6,762        3,924      (2,747)      (1,325)
       Provision for losses                            -         (650)          -       (1,160)          -          510
                                                --------     --------    --------      -------    --------      -------
       Remarketing sales results in excess of
         provision for losses                      4,015        1,949       6,762        2,764      (2,747)        (815)
                                                --------     --------    --------      -------    --------      -------
     Total equipment sales                      $ 54,120     $  3,063    $ 89,251      $ 5,013    $(35,131)     $(1,950)
                                                ========     ========    ========      =======    ========      =======


     Equipment Sales to PIFs and to Private Investors

     Equipment sales to PIFs significantly decreased during the nine months ended February 28, 1995, as compared to the similar period in fiscal 1994, principally because fewer leases were identified and closed that satisfied the PIF's underwriting standards. Although, the current fiscal quarter's sales were substantially in excess of the sales in the comparable quarter in fiscal 1994, the first two quarters of fiscal 1994 were the largest quarters with respect to equipment sales to the PIFs during fiscal 1994, and were substantially greater than the historical average for quarterly sales to PIFs.

     Equipment sales to private investors for the first nine months fiscal 1994 included sales of approximately $13.8 million of "seasoned" leases (i.e., previously originated leases held in the Company's portfolio). As the Company's lease portfolio has declined in size (sometimes referred to herein as "portfolio run-off"), fewer seasoned leases have been available for sale (the Company has sold approximately $5.0 million of seasoned leases to private investors during the first nine months fiscal 1995). During the first nine months fiscal 1995, equipment sales to private investors consisted primarily of new leases originated for sale to private investors; however, not enough leases were originated during this period to offset the decline in the sale of seasoned leases during the same period.

     Remarketing Sales and Provision for Losses

     The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin or as leasing margin. The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses for the first nine months fiscal 1995, even without considering realizations from remarketing activities recorded as leasing margin as discussed below.
     This circumstance of realizing in excess of the aggregate carrying value on the Company's portfolio has occurred for the last eleven quarters.

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that matures in a particular quarter. In general, as the size of the Company's lease portfolio has declined in size, fewer leases have matured and less equipment has been available for remarketing each quarter. As a result, remarketing revenue declined during the first nine months fiscal 1995 compared to the comparable period in fiscal 1994. In the absence of significant additions to the lease portfolio, management believes that remarketing revenue and margin will continue to decline in future quarters.

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

     See Footnote 4 to Notes to Consolidated Financial Statements for a discussion of the provision for losses recorded in the third quarter fiscal 1995.

     During the first nine months fiscal 1994, a greater than expected amount of equipment under lease that the Company expected to be released was, instead, terminated and returned to the Company. The amounts recovered (and expected to be recovered) from the sale of such equipment were less than the previously estimated residual value, and accordingly, an appropriate provision for loss was recorded during the first nine months fiscal 1994. The Company also recorded during the first nine months fiscal 1994 a provision for loss of $180,000 for the jet aircraft discussed under Non-earning Assets below.

     Leasing Margin and Equipment Under Lease Portfolio

     Leasing margin consists of the following (in thousands):

                                       Three Months Ended    Nine Months Ended
                                          February 28,          February 28,
                                       ------------------    -----------------
                                         1995      1994        1995      1994
                                       --------  --------    --------  --------
     Leasing revenue                   $ 1,867   $  2,804    $  5,590  $ 10,642
     Leasing costs and expenses           (965)    (1,216)     (2,713)   (4,212)
     Net interest expense on related
       discounted lease rentals           (256)      (628)       (907)   (2,739)
                                       -------   --------    --------  --------
         Leasing margin                $   646   $    960    $  1,970  $  3,691
                                       =======   ========    ========  ========
         Leasing margin ratio               35%        34%         35%       35%
                                            ==         ==          ==        ==

     Leasing margin has declined as a result of portfolio run-off and is expected to decline further until the Company has added to its lease portfolio. See the discussion under "Business Plan" below.

     The changes in the Company's equipment under lease during the nine months ended February 28, 1995 consisted of the following:

                                                                                Discounted lease
                                                       Direct finance            rentals, net of
                                                     leases, operating          discounted lease
                                                      leases, net and           rentals assigned         Net investment
                                                      equipment held          to lenders arising            in lease
                                                   for sale or re-lease       from equipment sales          portfolio
                                                   --------------------       --------------------       --------------

     As of May 31, 1994                                  $  38,963                $ (16,912)               $  22,051
     Leases added to the Company's lease
       portfolio                                             9,106                   (4,001)                   5,105
     Leases added to the Company's lease
       portfolio (and expected to be sold in 1995)           5,444                        -                    5,444
     Leases sold to private investors                       (4,946)                   2,410                   (2,536)
     Provision for losses                                     (650)                       -                     (650)
     Change as a result of portfolio run-off               (10,168)                   5,157                   (5,011)
                                                         ---------                ---------                ---------
     As of February 28, 1995                             $  37,749                $ (13,346)               $  24,403
                                                         =========                =========                =========

     A jet aircraft having a net book value of approximately $5 million is included in Equipment Held for Sale or Re-Lease. In March 1995, the Company entered into a direct finance lease with an end-user of this aircraft. See "Non-earning Assets" below for a discussion.

     Other Income

     Other Income consists of the following (in thousands):

                                       Three Months Ended    Nine Months Ended
                                          February 28,         February 28,
                                       ------------------    -----------------
                                         1995      1994        1995     1994
                                       --------  --------    -------- --------

     Fees and distributions from the
       Company-sponsored PIFs          $   730    $   837    $  2,291  $ 2,431
     Sale of the investment in
       Corporate Express, Inc. stock         -          -         671        -
     Cancellation of Option Agreement
       (see Footnote 6)                    444          -         444        -
     Interest on income tax refunds          -          -         178      431
     Other, principally recovery of
       sales andproperty tax amounts
       previously expensed                 (10)       240         346      316
                                       -------    -------    --------  -------
                                       $ 1,164    $ 1,077    $  3,930  $ 3,178
                                       =======    =======    ========  =======

     Other than fees and distributions from the company-sponsored PIFs, the Company does not expect to realize material amounts in the future with respect to the Other Income items listed above.

     Operating and Other Expenses

     Operating and other expenses decreased $1.9 million (20%) for the first nine months fiscal 1995 as compared to the comparable period in fiscal 1994. The decrease principally reflects a reduction in salaries and wages, accomplished, in part, through a reduction-in-force of 29 full-time employees during June 1994. As of February 28, 1995, the Company had 90 full-time employees, compared to 115 full-time employees at February 28, 1994.

     The Company has (i) continued to enhance its lease origination capabilities (a larger percentage of its personnel are responsible for lease originations) and (ii) increased its lease origination volume during each of the first three quarters of fiscal 1995. As a result of these circumstances, the Company studied and evaluated its initial direct costs ("IDC") and, as a result of such study and evaluation, increased its IDC rate to 1.25% of equipment acquisition cost from .75%. The effect of this change in estimate was a reduction in Operating and Other Expenses of $70,000 during the third quarter fiscal 1995.

     Interest Income and Expense

     Interest revenue arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in interest expense on non-recourse debt (net of the associated interest revenue) is due to portfolio run-off.

     Although the Company repaid $6.8 million of its Term Loan from May 31, 1994 through February 28, 1995, the Company increased its recourse borrowings under the WCF and WF by $9.1 million to finance lease originations during the third quarter fiscal 1995, resulting in similar recourse interest expense for comparable quarters.

     Non-earning Assets

     A significant portion of the Company's stockholders' equity of approximately $22 million is represented by two material non-earning assets: (1) a jet aircraft with a carrying value of approximately $5 million (as discussed on page 12 of 20, in March 1995, the Company entered into a direct financing lease with an end-user of this aircraft) and
     (2) amounts receivable under the MBank contracts which may be in excess of $9 million (and having a carrying value of approximately $4 million), as discussed in Footnote 5 to Notes to the Financial Statements. The Company's results of operations would be improved if funds from conversion of the above assets were invested in a lease portfolio.

     Income Taxes

     As a result of the existence of net operating loss carryforwards, the Company had no regular Federal Income Tax liability for the nine months ended February 28, 1995. The decline in deferred income taxes on the balance sheet resulted from payments of Alternative Minimum Taxes ("AMT").

     The Company believes that it is possible it will utilize all of its remaining net operating loss ("NOL") carryforwards during the fourth quarter fiscal 1995 as a result of reversals of taxable temporary differences (between asset bases recorded for financial reporting and Federal income tax purposes). The principal item of uncertainty is recovery of any MBank award, as discussed in Footnote 5 to Notes to the Financial Statements. At May 31, 1995, the Company may have no significant net deferred income tax assets or liabilities, except for investment tax credit ("ITC") carryforwards and AMT credit carryforwards of approximately $5 million and $4 million, respectively, against which has been previously recorded a valuation allowance of approximately $8 million. That valuation allowance represents management's previous estimate of the portion of the ITC carryforwards which could expire prior to utilization. Management's estimate is based, in part, upon the Company's level of profitability since June 1, 1993. However, as discussed previously, two events have recently occurred which may impact profitability of the Company in the future:

     * During the third quarter fiscal 1995, the Company refinanced its previous recourse operating debt facility with its new Debt Facility. The new Debt Facility provides the Company with up to $37 million to fund new lease originations and grow its lease portfolio (to offset portfolio run-off).

     * The Company's two material non-earning assets may be converted to earning assets. As discussed on page 12 of 20, in March 1995, the Company entered into a direct finance lease with an end-user of this aircraft.

     Funding available under the Debt Facility, proceeds from the sale of the aircraft and/or proceeds from the MBank litigation may be utilized to increase the size of the Company's lease portfolio and originate/acquire leases for sale to private equity investors (provided suitable leasing transactions are identified and closed), ultimately resulting in increased leasing revenue and related profits. ITCs are available to offset a portion of the tax liability related to such additional lease profits. The deferred tax asset associated with ITC has been fully reserved for financial reporting purposes. The utilization of ITC, and the benefit associated with realization of this reserved tax asset, would be reported as income for financial reporting purposes.


II.  Liquidity and Capital Resources

     The Company's activities are principally funded by the WCF and WF, rents, proceeds from sales of on-lease equipment (to its PIFs and third party investors), non-recourse debt, fees and distributions from its PIFs and sales of on lease equipment to its PIFs or third-party investors and/or re-leases of equipment during and after the expiration of the initial lease terms and other cash receipts.

     Currently, only one PIF, Capital Preferred Yield Fund-III, ("CPYF-III") is selling units to the public. Through February 28, 1995 CPYF III had sold $17.4 million of Class A limited partner units. Four of the Company's PIFs, including CPYF-III, are in their reinvestment stage and are using a portion of their available cash to purchase additional equipment from the Company. Two of the Company's PIFs are in their liquidation stage and are no longer purchasing equipment.

     Management believes the Company's ability to generate cash from operations is sufficient to fund operations, particularly when operations are viewed as including investing and financing activities. In addition, during the three months ended February 28, 1995 the Company increased its Debt Facility by $20 million.

     The Company's recourse debt-to-equity ratio is as follows:

                                              February 28, 1995     May 31, 1994
                                              -----------------     ------------
     Recourse debt outstanding
       under the Debt Facility                    $  21,053           $  18,767
     Stockholders' equity                         $  21,609           $  21,099
     Recourse debt/stockholders' equity            .97 to 1            .89 to 1

     The Company has used a portion of its Debt Facility to originate new leases and intends to continue to increase the size of its portfolio in the future. As the portfolio grows, management expects the recourse debt/stockholders equity ratio to increase.


III. Revised Business Plan

     Management has identified the following trends in results of operations:

     * although the Company has reported a profit of $.03 per share for the first three quarters (its ninth, tenth, and eleventh consecutive profitable quarters), the profit resulted largely from "other income" items;

     * although the Company had been continually enhancing its lease origination capabilities by adding lease originators, the level of lease originations were substantially below their 1995 expectations;

     The Company has identified several factors which could adversely impact profitability in the future:

     * because of the flattening of the yield curve for debt securities during calendar year 1994 and into calendar year 1995, lease rates are not rising in line with the Company's cost of funds;

     * even if lease originations increase significantly, growth in the Company's profits will be slow because as a portfolio grows, under generally accepted accounting principles, operating leases produce negative leasing margin after interest expense during the early term of such leases;

     * the cost of funds for many of the Company's competitors is lower than the Company's cost of funds; and

     * certain of the Company's competitors also price transactions with tax benefits not available to the Company.

     As discussed in the second quarter fiscal 1995 MD&A, management has identified a course of action to address the above factors. Originations by quarter during fiscal 1995 have been as follows:

         First quarter                                     $  17.3 million
         Second quarter                                       24.6 million
         Third quarter                                        29.8 million

     For the prior three years, the Company could not originate a significant amount of leases for its own account because it did not have the financing to fund and hold such originations. Now, the Company believes that it has the necessary funding capability under its WF and WCF to (1) continue to increase the size of its own lease portfolio, (2) originate/acquire additional leases for sales to PIFs and private equity investors and
     (3) ultimately increase revenue and related profits. The Company is seeking to hire qualified field lease originators to originate new leases for the Company's own portfolio and for sale to third parties. However, assuming that the Company is successful in hiring such persons, (a) it will take a period of time before new lease transactions can be closed, (b) new operating lease transactions "throw off" losses (for financial reporting purposes) during their early years and (c) the Company will incur substantial hiring and deal costs in increasing the size of its field originations force and adding new leases to its portfolio. During this period, the Company may realize small operating losses or reduced operating profits as a result of these circumstances.

     The amount of longer-term, future profits from these efforts will depend, at least in part, on the amount of capital available to the Company and the cost of that capital relative to the cost of capital of the Company's competitors. The Company will continue to seek out new sources of lower cost capital. The Company also will consider, among other things,
     (1) attracting new equity capital (which could include a sale of all or a part the Company, possibly coupled with an infusion of new funds into the Company from the purchaser), (2) structuring securitized financing vehicles, and/or (3) entering into strategic alliances/combinations with other leasing/financial services companies. No assurances can be given, however, that the steps being taken by the Company will (A) improve the Company's profitability or even maintain profitability, or (B) provide the Company with, or access to, additional sources of capital.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                      PART II

                                 OTHER INFORMATION


Item 1.    Legal Proceedings

           a. See Note 5 to Consolidated Financial Statements for a discussion of the current status of the MBank Litigation.

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

           b. There were no reports on Form 8-K filed during the three months ended February 28, 1995. On March 22, 1995 a Form 8-K was filed disclosing developments related to the MBank litigation discussed under Item 1 above.

Item No.                                  Exhibit Index

10.48 Form of Credit and Security Agreement, dated as of November 30, 1994, by and among CAII, Norwest Bank Colorado, National Association ("Norwest"), Norwest Equipment Finance, Inc., and First Interstate Bank of Denver, N.A. ("First Interstate") (the "New Lenders").

10.49 Settlement Agreement and Release of Liens and Claims, dated as of December 2, 1994, by and among the Company, CAII, each of the Company's and CAII's wholly-owned subsidiaries, Mellon Bank, N.A., as Agent, and the Lenders.

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


                                        CAPITAL ASSOCIATES, INC.
                                        Registrant




Date:  April 4, 1995                    By:/s/John E. Christensen
                                           ---------------------------
                                           John E. Christensen,
                                           Senior Vice President and
                                           Chief Financial Officer