Form 10-K
period 1995-05-31
CAPITAL ASSOCIATES INC
filed 1995-08-29
CIK 804188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended May 31, 1995

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate market value of stock held by non-affiliates was $2,314,000 based upon 2,962,000 shares held by such persons and the close price on August 18, 1995 was $.78125. The number of shares outstanding of the Registrant's $.008 par value common stock at August 18, 1995 was 10,227,247.

                       Documents incorporated by reference

Certain portions of Registrant's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.



Page One of 44 Pages                             Exhibit Index Begins on Page 18

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

HISTORICAL BUSINESS AND FISCAL YEAR 1995 SIGNIFICANT ACCOMPLISHMENTS

Prior to fiscal year 1987, the Company's principal business was (1) brokering tax-advantaged, high-technology equipment lease transactions to, and for the benefit of, third party investors and (2) remarketing high technology equipment. The Tax Reform Act of 1986 effectively eliminated substantially all of the tax benefits associated with that business for individual investors. For the period fiscal year 1987 through the end of fiscal year 1991, the Company shifted its principal business to originating leases for its own account while at the same time continuing to (a) broker tax-advantaged equipment lease transactions to, and for the benefit, of corporate investors and (b) remarketing equipment. The Company financed its equity investment in new lease originations during this period with funds drawn on its short-term recourse debt facility.

The Company  reported  net losses of  $6,177,000,  $13,630,000  and  $16,066,000 during fiscal years 1992, 1991 and 1990, respectively, in part due to the change in its business and the changes in the tax laws described above. Beginning in the first quarter of fiscal year 1991, the Company agreed with its lenders to begin repaying its short-term recourse debt facility. Thereafter, through the end of the second quarter of fiscal year 1995 (the "Restructuring Period") , the Company used substantially all of its cash flow after payment of operating expenses to repay its short-term recourse debt facility. As a result of making these payments, the Company did not have the funds during the Restructuring Period to add new leases to its own lease portfolio and the Company's lease portfolio and related revenue declined significantly during this period.

During fiscal years 1995, 1994 and 1993, the Company reported net income of $1,116,000, $710,000, and $1,396,000, respectively, and twelve consecutive profitable quarters. During fiscal year 1995, the Company:

* refinanced its short-term recourse debt facility with a new recourse debt facility with a new senior bank lending group in December 1994; the new recourse debt facility (the "Debt Facility") consists of a $32 million warehousing facility (the "Warehouse Facility"), a $5 million working capital facility (the "Working Capital Facility") and a $13 million, three-year term loan (the "Term Loan")

* favorably resolved several legal proceedings in which it was involved, including the MBank litigation which had been ongoing since early 1992; the Company received approximately $8.4 million in settlement of its claims in the MBank litigation;

* raised $24 million through the offering of Class A Limited Partner Units in Capital Preferred Yield Fund III, the Company's sixth public income fund

* sold one jet aircraft and placed a previously non-earning $5 million aircraft under lease




                                     2 of 20

The ability of the Company to operate profitably in the future will depend largely on the amount of new capital available to the Company and the cost of that capital. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, obtaining new equity capital (which could include a sale of the Company, possibly coupled with an infusions of new funds from the purchaser into the Company), securitizing lease transactions, obtaining equity capital from private investor purchases of equipment leases originated by the Company and/or entering into strategic alliances/combinations with other leasing or financial services companies. The Company intends to invest any new capital that it obtains in leases for its own portfolio. If the Company is unsuccessful in obtaining new capital, the ability of the Company to continue to operate profitably will depend on (1) equipment sales margins from new lease originations, (2) originating leases for its own account with a substantial rate spread, (3) remarketing of equipment at a profit and (4) further reducing its operating costs.

LEASING ACTIVITIES

All of the Company's leases are noncancelable "net" leases which contain provisions under which the customer must make all lease payments regardless of any defects in the equipment and which require the customer to insure the equipment against casualty loss, and pay all related property, sales and other taxes. The Company originates two basic types of leases, direct financing leases ("DFLs") and operating leases ("OLs"). Under generally accepted accounting principles ("GAAP"), the primary distinguishing factor between these two types of leases is the present value of the rents in relation to the cost of the leased equipment. In the case of a DFL, the Company is contractually entitled to recover at least 90% of its original investment in the equipment from the present value of the initial lease rentals. In the case of an OL, the Company is contractually entitled to recover less than 90% of its original investment in the equipment from the present value of the initial lease rentals. As of May 31, 1995, the Company's net investment in DFLs was approximately $14 million and its net investment in OLs was approximately $20 million. See Note 1 to Notes to Consolidated Financial Statements for a detailed discussion of the Company's lease accounting policies.

Leases are originated for the Company's own account, its public income funds (the "PIFs") and private third party purchasers of equipment. The Company's lease origination marketing strategy is transaction driven. With each lease origination opportunity, the Company evaluates both the prospective lessee and the equipment to be leased. With respect to each potential lessee, the Company evaluates the lessee's credit worthiness. With respect to the equipment, the Company evaluates the remarketing, upgrade potential and the probability that the lessee will renew the lease or return the equipment at the end of the lease, as well as its importance to the lessee's business.

Prior to fiscal year 1991, more than 50% of the equipment leases originated by the Company consisted of office technology equipment, including data processing and communications equipment. Since then, the Company has de-emphasized computer equipment and diversified its own equipment lease portfolio (as well as, the equipment portfolio it manages for private investors and the PIFs) to include a wide variety of high technology equipment as well as transportation equipment, materials handling equipment, manufacturing equipment, office automation equipment, retail equipment, medical equipment, mining equipment, industrial equipment, construction equipment, furniture, fixtures and equipment and other equipment that meets the Company's underwriting standards.

The Company leases equipment to lessees in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (1) lessees that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (2) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease. As of May 31, 1995, approximately 79% of the equipment owned by the Company was leased to companies that meet the above criteria.

                                     3 of 20

LEASING ACTIVITIES, continued

The Company finances equipment purchases with the proceeds of borrowings under its Warehouse Facility, pending the sale of the equipment to a private investor or PIF, the permanent non-recourse financing of the equipment or the securitization of the equipment/lease for its own account. In the case of equipment financed with permanent non-recourse debt or securitized equipment/leases, it is the Company's policy to recover all but its equity investment in the equipment at the time it closes the financing, and all such borrowings are secured by a first lien on the equipment and the related lease rental payments. The Company recovers its equity investment in equipment for its own account from renewal rents received and/or sales proceeds realized from the equipment after repayment in full of the related permanent non-recourse debt or securitization funding.

The Company's level of lease originations declined significantly during the Restructuring Period. During that period, the Company sold substantially all new lease originations to its PIFs and retained very few lease originations for its own account. Since the closing of the Company's new Debt Facility, the Company has resumed originating more leases for its own account. Lease originations of approximately $96 million for fiscal 1995 were financed through $44 million of sales to the PIFs, $25 million of sales to private investors, discounting $8 million of noncancelable lease rentals to various financial institutions at fixed rates on a nonrecourse basis, and the remainder for the Company's account of approximately $19 million through the use of the Company's Debt Facility.

No payments from any single lessee during fiscal year 1995 accounted for more than ten percent (10%) of the Company's consolidated revenues. During fiscal years 1995, 1994 and 1993, revenue from leasing activities was approximately $8 million $13 million and $26 million, respectively.


UNDERWRITING STANDARDS

All initial leases are subject to review under the Company's underwriting standards. Each potential lessee is assigned a credit risk rating of 1 (the highest rating) through 6 (the lowest rating), based on the application of specific criteria during the credit review process. The Company originates leases for its own account that have a credit rating of 1, 2 or 3. The Company originates leases for its PIFs consistent with each PIF's own lease origination standards, which are similar to those of the Company.

The Company's Transaction Review Committee (the "TRC"), which is composed of members of senior management, (1) reviews and approves all material aspects of lease transactions, the credit ratings assigned to lessees and certain pricing and residual value assumptions, (2) advises on lease documentation requirements and deal structuring guidelines, (3) is responsible for monitoring asset quality on an on-going basis in order to estimate and assess the net realizable value at the end of the lease term for the Company's equipment and for reviewing and approving the quarterly Asset Quality Report and (4) revises and updates the underwriting standards, when and as necessary. Generally, all transactions over $3,000,000 must also be approved by a sub-committee of the Board of Directors.


REMARKETING ACTIVITIES

Remarketing activities consist of (1) lease portfolio management (i.e., managing equipment under lease) and (2) asset management (i.e., managing off-lease equipment). Revenue from remarketing activities was approximately $5 million, $9 million and $20 million during fiscal years 1995, 1994 and 1993, respectively. One of the Company's principal goals is to minimize off-lease equipment by proactively managing such equipment while it is under lease (e.g., renewing or extending the lease, or re-leasing, upgrading or adding to the equipment before the end of the initial lease term), and by selling such equipment after termination of the lease if it cannot be profitably re-leased.

                                     4 of 20

The Company attempts to maximize the remarketing proceeds from, and minimize the warehousing costs for, off-lease equipment by (1) employing qualified and experienced remarketing personnel, (2) developing equipment remarketing expertise in order to maximize the profit from sales of off-lease equipment, (3) minimizing the amount of off-lease equipment stored at independently operated equipment warehouses and thereby reducing warehousing costs, (4) leasing and operating its own general equipment warehouse to further reduce warehousing costs, (5) eliminating scrap inventory from the warehouses and (6) conducting on-site equipment inspections. The Company further supports these activities by carefully monitoring the residual values of its equipment portfolio and maintaining adequate reserves on its books, when and as needed, to reflect anticipated future reductions in such values due to obsolescence and other factors.

PRIVATE INVESTOR PROGRAMS, EQUITY SYNDICATIONS AND PIFS

The Company sells ownership interests in leased equipment to third-party investors. The Company sold approximately $25 million, $43 million, and $14 million of equipment to private investors during fiscal years 1995, 1994 and 1993, respectively. The Company receives fees upon sale of its ownership interests in its leased equipment. In addition, the Company may retain participation interests in the residual value of such sold leased equipment.

The Company currently sponsors or co-sponsors six PIFs. The Company sells a significant portion of the equipment it acquires for lease to its PIFs. The Company sold approximately $44 million, $70 million and $62 million of equipment to its PIFs during fiscal years 1995, 1994 and 1993, respectively. Various subsidiaries and affiliates of the Company act as the general partners or co-general partners of the PIFs. In addition, CAII contributes cash and/or equipment to each PIF in exchange for a Class B limited partner interest ("Class B interest"). Public investors purchase units of Class A limited partnership interest ("Class A units") for cash, which the PIFs use to purchase equipment on-lease to lessees. The Company receives (1) fees for performing various services for the PIFs (subject to certain dollar limits), (2) reimbursement for organizational and offering expenses incurred in selling the Class A Units (subject to certain dollar limits), (3) Class B partner cash distributions from each PIF (subordinated to the cash returns on the Class A Units) and (4) general partner cash distributions.

Capital Preferred Yield Fund-III is the only PIF currently offering Class A units for sale to the public. In the aggregate, the six PIFs have sold $295 million of Class A units to the public through May 31, 1995. Up to $26 million of Class A units will be offered for sale to the public during fiscal year 1996. CAII's maximum remaining obligation to make Class B partner cash contributions is $0.3 million.

COMPETITION

The Company competes mainly on the basis of its remarketing capability, terms offered in its leasing transactions, reliability in meeting its commitments and customer service. The Company's continued ability to compete effectively may be materially affected by the availability of financing, the costs of such financing, and the marketplace for public income fund investments. The Company competes with a large number of equipment lessors, many of which have greater financial resources, greater economies of scale and lower costs of capital than the Company.

EMPLOYEES

The Company had 92 employees as of May 31, 1995 versus 114 employees as of May 31, 1994, none of whom were represented by a labor union. The Company believes that its employee relations are good.

                                     5 of 20

ITEM 2.  PROPERTIES

The Company leases office facilities (approximately 20,000 square feet) in Lakewood, Colorado (a suburb of Denver). These facilities house the Company's administrative, financing and marketing operations and were consolidated from approximately 43,000 square feet as of June 1, 1995. The Lakewood, Colorado lease is for a term of 5 years, with 5 years remaining in the term, and with a base rent, as of May 31, 1995, of approximately $27,000 per month, plus a pro-rata share of building costs and expenses. The Lakewood, Colorado facility adequately provides for present and future needs, as currently planned. In addition, the Company leases a warehouse facility and regional marketing offices at an aggregate rental of approximately $110,000 per year.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in the following legal proceedings:

a.  THE MBANK LITIGATION.  See  Footnote 15 to Notes to  Consolidated  Financial
    Statements appearing elsewhere herein for a description of the MBank Litigation.

b. THE PAINEWEBBER CLASS ACTION. A series of class actions have been filed in the United States District Court for the Southern District of New York against PaineWebber Incorporated ("PaineWebber") and certain of its affiliates in connection with its sale and sponsorship of limited partnership units in various limited partnerships, one of which is
    PaineWebber Preferred Yield Fund L.P., one of the Company's PIFs. The Company and its subsidiary, CAI Equipment Leasing II Corporation ("CAIEL II"), are not named defendants in these class actions. On July 27, 1995 PaineWebber announced that it (1) was taking a one-time charge of $200 million during its second quarter of 1995 to cover the financial cost of resolving these actions and other related claims and (2) hoped to resolve these actions within ninety (90) days of the date of its announcement. Management believes that the PaineWebber Class Action Lawsuit will not have a material adverse effect on the financial condition or operations of the Company or CAIEL II.

c. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended May 31, 1995.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock trades on the Nasdaq National Market under the symbol: CAII.

On June 2, 1995, the Nasdaq Stock Market, Inc. ("Nasdaq"), informed the Company that it was not in compliance with the minimum $1.00 bid price requirement (or the alternative $3 million value of public float requirement) for continued listing of its Common Stock on the Nasdaq National Market (both tests are collectively referred to herein as the "Stock Price Requirement"). At a hearing in front of Nasdaq on July 13, 1995, the Company requested an extension of time to comply with the Stock Price Requirement. By letter, dated August 2, 1995, Nasdaq (1) agreed to extend the period of time for the Company to comply with the Stock Price Requirement through August 31, 1995, and (2) advised the Company that if the Company is unable to comply with the Stock Price requirement by that date, the Company will no longer be listed on the Nasdaq National Market. The Company intends to seek a further extension of time beyond August 31, 1995 to comply with the Stock Price Requirement if it is not in compliance with such requirements as of August 31, 1995. No assurance can be given that the Company will be able to obtain such further extension of time. If the Company does not satisfy the Stock Price Requirement as of August 31, 1995, and cannot obtain a further extension of time to comply with such requirement, the Company's Common Stock will be delisted from the Nasdaq National Market and will most likely thereafter be traded on the OTC Bulletin Board.

                                     6 of 20

                                     PART II



The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated, according to published sources. High and low sales prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.


   1996                                            HIGH                  LOW

First Quarter (through August 18, 1995)            29/32                 5/8


   1995                                            HIGH                  LOW

First Quarter                                      15/16                 5/8
Second Quarter                                     15/16                 5/8
Third Quarter                                      13/16                15/32
Fourth Quarter                                     13/16                 7/16


   1994                                            HIGH                  LOW

First Quarter                                     1  5/8                15/16
Second Quarter                                    1  1/2                11/16
Third Quarter                                     1  3/8                27/32
Fourth Quarter                                      15/16               13/16


On August 18, 1995, the date on which trading activity last occurred, the closing sales price of the Company's stock was $.78125. On August 18, 1995, there were approximately 230 shareholders of record and at least 800 beneficial shareholders of the Company's outstanding common stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

The table on the following page sets forth selected consolidated financial data for the periods indicated derived from the Company's consolidated financial statements. The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and notes thereto appearing elsewhere herein.







                                     7 of 20

Income Statement Data
(in thousands, except per share and number of shares data)

                                                     Year Ended May 31,
                                   ---------------------------------------------------------
                                     1995       1994        1993         1992         1991
                                  ---------   ---------   ---------   ---------    ---------

Revenue:
  Equipment sales                 $  81,370   $ 122,469   $  96,233   $  78,752    $ 207,180
  Leasing                             7,672      13,368      26,003      45,726       76,745
  Interest                           11,386      15,027      15,526      26,012       36,322
  Other                               4,516       4,101       3,638       4,386        2,699
                                  ---------   ---------   ---------   ---------    ---------
                                    104,944     154,965     141,400     154,876      322,946
                                  ---------   ---------   ---------   ---------    ---------
Costs and expenses:
  Equipment sales                    70,866     114,440      85,423      72,737      194,245
  Leasing                             3,893       5,511      12,148      30,493       51,991
  Operating and other expenses       11,603      12,307      14,060      16,833       25,327
  Provision for losses                2,940       1,315       2,070       2,150       10,632
  Interest - non-recourse debt       12,548      18,370      22,091      36,820       53,796
  Interest - recourse debt            1,618       1,839       3,282       6,140        9,672
                                  ---------   ---------   ---------   ---------    ---------
                                    103,468     153,782     139,074     165,173      345,663
                                  ---------   ---------   ---------   ---------    ---------
Income (loss) before income taxes     1,476       1,183       2,326     (10,297)     (22,717)
Income tax expense (benefit)            360         473         930      (4,120)      (9,087)
                                  ---------   ---------   ---------   ---------    ---------
Net income (loss)                 $   1,116   $     710   $   1,396   $  (6,177)   $ (13,630)
                                  =========   =========   =========   =========    =========

Earnings (loss) per common and dilutive common equivalent share:
  Primary:
  Net income (loss) per share     $     .10   $     .07   $     .14   $    (.70)   $   (1.54)

  Fully diluted:
  Net income (loss) per share     $     .10   $     .07   $     .13   $    (.70)   $   (1.54)

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

  Primary                        10,649,000  10,901,000  10,306,000   8,886,000    8,850,000

  Fully diluted                  10,672,000  10,901,000  10,888,000   8,886,000    8,850,000

Balance Sheet Data
  (in thousands)                                             May 31,
                                     1995         1994        1993       1992        1991
                                  ----------   ---------   ---------  ---------    ---------

Total assets                      $ 158,672   $ 209,725   $ 280,635   $ 392,172    $ 611,142
Recourse Debt:
  Working Capital Facility            1,531          49          21           -            -
  Warehouse Facility                 12,156           -           -           -            -
  Short-term recourse borrowings          -           -           -      58,984       80,320
  Term Loan                          10,833      18,718      37,836           -            -
Obligations under capital leases
  and deferred gain arising from
  sale-leaseback transactions        21,024      32,337      42,496      51,618       62,236
Discounted lease rentals             77,192     128,505     168,065     237,538      390,386
Stockholders' equity                 22,490      21,099      20,303      18,539       24,651

                                     8 of 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


I.   RESULTS OF OPERATIONS

     During the preceding five fiscal years, revenue and assets have declined. The reason for this is that, during the Restructuring Period, the Company used substantially all of its cash flow after payment of operating expenses to repay its prior short-term recourse debt facility. As a result of making these payments, and until the Company closed its new Debt Facility in
     December 1994, the Company did not have the funds necessary to significantly add to its leasing portfolio. Because a leasing portfolio declines in size as it matures, these circumstances resulted in a substantial decline in the Company's own leasing portfolio and related revenue (referred to in this discussion as "portfolio run-off").

     The Company originates leases for its own account and for sale to private investors and its PIFs. Leasing is an alternative to financing equipment with debt. Therefore, the ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates. Lease rates tend to rise and fall with interest rates, although lease rate movements generally lag interest rate movements.

     Because the Company finances its lease transactions with recourse and non-recourse debt, the ultimate profitability of leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate ("rate spread"). Certain of the Company's competitors have access to lower cost funds than the Company. As a result, the Company is at a competitive disadvantage in pricing new leasing transactions because the Company cannot achieve rate spreads as great as some of its competitors, or cannot drop rates to win new lease transactions and remain profitable.

     During fiscal years 1994 and 1995, the Company's business plan provided for originating mostly DFLs financed with permanent non-recourse debt for its own account because such leases report constant returns (after interest expense on related non-recourse debt) over the term of the DFLs (as opposed to OLs, which report lower returns during the early term of the leases). The presently low interest rate environment and the expansion by commercial banks of their leasing activities have reduced the availability of high quality DFLs. Accordingly, the Company's 1996 business plan provides for originating mostly OLs for its account.

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income appearing on page F-4 of this report on Form 10-K, prepared solely to facilitate the discussion of results of operations (in thousands).


                                       Condensed Consolidated                     Condensed Consolidated
                                        Statements of Income                       Statements of Income
                                           for the Years        The effect on         for the Years        The effect on
                                           Ended May 31,        net income of         Ended May 31,        net income of
                                      -----------------------  changes between -------------------------  changes between
                                         1995         1994          years         1994          1993           years
                                      ----------   ----------  --------------- ----------    ----------   ---------------


     Equipment sales margin           $  10,504    $   8,029      $  2,475     $   8,029     $  10,810       $ (2,781)
     Leasing margin (net of interest
       expense on discounted lease
       rentals)                           2,617        4,514        (1,897)        4,514         7,290         (2,776)
     Other income                         4,516        4,101           415         4,101         3,638            463
     Operating and other expenses       (11,603)     (12,307)          704       (12,307)      (14,060)         1,753
     Provision for losses                (2,940)      (1,315)       (1,625)       (1,315)       (2,070)           755
     Interest expense on
       recourse debt                     (1,618)      (1,839)          221        (1,839)       (3,282)         1,443
     Income taxes                          (360)        (473)          113          (473)         (930)           457
                                      ---------    ---------     ---------     ---------     ---------       --------

           Net income                 $   1,116    $     710     $     406     $     710     $   1,396       $   (686)
                                      =========    =========     =========     =========     =========       ========


                                     9 of 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   RESULTS OF OPERATIONS, continued

     EQUIPMENT SALES

     Equipment sales revenue (and the related equipment sales margin) consists of the following (in thousands):


                                                                Year Ended May 31,
                                                 -------------------------------------------------
                                                         1995                        1994                     Increase
                                                 -------------------------------------------------           (Decrease)
                                                  Revenue     Margin         Revenue       Margin       Revenue       Margin
                                                 ---------   --------       ---------     --------     ---------     --------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs        $ 43,638    $  1,047       $  70,085    $  1,774
       Equipment under lease sold to
         private investors                         24,700         423          43,037       1,257
       MBank sale proceeds                          8,400       6,100               -           -
                                                 --------    --------       ---------    --------
                                                   76,738       7,570         113,122       3,031      $ (36,384)    $  4,539
                                                 --------    --------       ---------    --------      ---------     --------
     Transactions subsequent to initial lease
       termination:
       Sales of off-lease equipment                 2,505       1,269           4,759       2,021
       Sales-type leases                            1,227         765           2,672       1,061
       Excess collections (cash collections
         in excess of the associated residual
         value from equipment under
         lease sold to private investors)             900         900           1,916       1,916
                                                 --------    --------       ---------    --------
                                                    4,632       2,934           9,347       4,998         (4,715)       (2,064)
     Related provision for losses                       -      (1,940)*             -      (1,315)             -          (625)
                                                 --------    --------       ---------    --------      ---------     ---------
     Realizations of value in excess of
       provision for losses                         4,632         994           9,347       3,683         (4,715)       (2,689)
                                                 --------    --------       ---------    --------      ---------     ---------

     Total equipment sales                       $ 81,370    $  8,564       $ 122,469    $  6,714      $ (41,099)    $   1,850
                                                 ========    ========       =========    ========      =========     =========


     * Excludes $1,000 of bankrupt lessee credit losses occurring prior to the expiration of the initial lease term (none for fiscal years 1994 and
       1993)


                                                                Year Ended May 31,
                                                 -------------------------------------------------
                                                         1995                        1994                     Increase
                                                 -------------------------------------------------           (Decrease)
                                                  Revenue     Margin      Revenue       Margin       Revenue       Margin
                                                 ---------   --------    ---------     --------     ---------     --------


     Transactions during initial lease term:
       Equipment under lease sold to PIFs       $  70,085    $  1,774    $ 62,252      $  1,773
       Equipment under lease sold to
         private investors                         43,037       1,257      13,945           777
                                                ---------    --------    --------      --------
                                                  113,122       3,031      76,197         2,550     $  36,925     $    481
                                                ---------    --------    --------      --------
     Transactions subsequent to initial lease
       termination:
       Sales of off-lease equipment                 4,759       2,021      11,682         3,098
       Sales-type leases                            2,672       1,061       4,530         1,338
       Excess collections (cash collections
         in excess of the associated residual
         value from equipment under
         lease sold to private investors)           1,916       1,916       3,824         3,824
                                                ---------    --------    --------      --------
                                                    9,347       4,998      20,036         8,260       (10,689)      (3,262)
     Provision for losses                               -      (1,315)          -        (2,070)            -          755
                                                ---------    --------    --------      --------     ---------     --------
     Realizations of value in excess of
       provision for losses                         9,347       3,683      20,036         6,190       (10,689)      (2,507)
                                                ---------    --------    --------      --------     ---------     --------

     Total equipment sales                      $ 122,469    $  6,714    $ 96,233      $  8,740     $  26,236     $ (2,026)
                                                =========    ========    ========      ========     =========     ========


                                    10 of 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


I.   RESULTS OF OPERATIONS, continued


     EQUIPMENT SALES, continued

     To partially offset the effect on income of portfolio run-off while the Company is growing its lease portfolio, one of the Company's strategies is to increase sales margins from equipment sold during its initial lease term to offset the decrease in sales margins from transactions subsequent to initial lease termination. In the ordinary course of business, the Company will (1) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors and (2) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors. To the extent sales of seasoned leases exceed new lease originations, growth in the Company's portfolio will be slower.


     EQUIPMENT SALES TO PIFS

     Equipment sales to the PIFs were lower during fiscal year 1995, as compared to fiscal year 1994, primarily because (1) the PIFs were more fully leveraged during fiscal year 1995 and, therefore, had less available borrowing capacity to acquire additional equipment and (2) only one PIF, CPYF-III, was offering Class A units for sale. Continuing to offer Class A units in CPYF-III for sale is a principal operating goal of the Company and to accomplish that goal, the Company almost doubled its PIF marketing staff of wholesalers by the end of fiscal year 1995.

     Equipment sales to PIFs increased during fiscal year 1994 as compared to fiscal year 1993, principally because more leases that satisfied the Company's underwriting standards were identified, in part as a result of the opening of new sales offices.


     EQUIPMENT SALES TO PRIVATE INVESTORS

     Equipment sales to private investors for fiscal year 1994 included sales of approximately $14 million of "seasoned" leases (i.e., previously originated leases held in the Company's portfolio) and approximately $29 million of new lease originations. This compares to fiscal year 1995 amounts of approximately $5 million and $20 million for "seasoned" leases and new lease originations, respectively. Equipment sales to private investors during fiscal year 1995 were less than in the prior year primarily because lease originations identified for sale to private investors were less than the prior year. The continued development of a customer base of private investors and growth in new lease originations suitable for private equipment sales are principal operating goals of the Company.


     MBANK SALE PROCEEDS

     The increase in equipment sales margin during fiscal year 1995 as compared to fiscal year 1994 is due to the MBank sale. The parties settled their claims to the cash collateral for the original MBank lease and the Company received approximately $8.4 million from the cash collateral for the original MBank lease (net of amounts the Company has agreed to refund to BankOne, Texas N.A.). The Company recorded $6.1 million in equipment sales margin from the MBank sale (i.e., proceeds of approximately $8.4 million less a carrying value of approximately $2.3 million).



                                    11 of 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   RESULTS OF OPERATIONS, continued

     REMARKETING OF THE PORTFOLIO AND RELATED PROVISION FOR LOSSES

     The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the tables above, the realizations from sales exceeded the provision for losses for fiscal years 1995, 1994 and 1993, even without considering realizations from remarketing activities recorded as leasing margin as discussed below. This circumstance of realizing in excess of the aggregate carrying value on the Company's portfolio has occurred in each of the last twelve quarters.

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that matures in a particular quarter. In general, as the size of the Company's lease portfolio declines, fewer leases mature and less equipment is available for remarketing each quarter. As a result, remarketing revenue and the related margin declined during both fiscal year 1995 as compared to fiscal year 1994, and fiscal year 1994 as compared to fiscal year 1993. Remarketing revenue and margin are expected to decline further as portfolio runoff continues. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not offset the effect of portfolio runoff because new leases typically are not remarketed until after their initial term (which averages three to four years).

     Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Company's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business it will incur losses arising from these exposures. The Company performs ongoing quarterly assessments of its assets to identify other than temporary losses in value.

     The provision for losses of $2.9 million recorded during fiscal year 1995 included $2.3 million recorded during the fourth fiscal quarter 1995. The provision for losses for the fiscal year included the following more significant items:

     * approximately $750,000 to record the Company's loss exposure related to approximately $3 million of net book value of equipment leased to a lessee who filed Chapter 11 bankruptcy during July 1995

     * approximately $550,000 recorded to write-down the carrying value of IBM equipment retained residuals to fair market values based upon current third-party quotes

     * approximately $500,000 for equipment originally expected to remain with the lessee upon lease termination which the Company now believes will be returned

     * approximately $400,000 recorded to write-down the carrying value of one of the Company's aircraft to fair market value because of the deteriorating financial condition of the lessee at May 31, 1995

     * approximately $250,000 to record the Company's loss exposure related to approximately $350,000 of net book value of equipment leased to another lessee that filed Chapter 11 bankruptcy during December 1994.



                                    12 of 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


I.   RESULT OF OPERATIONS, continued


     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                                 Fiscal Years Ended May 31,
                                         ---------------------------------------
                                           1995           1994            1993
                                         --------       --------        --------

     Leasing revenue                     $  7,672       $ 13,368       $ 26,003
     Leasing costs and expenses            (3,893)        (5,511)       (12,148)
     Net interest expense on related
       discounted lease rentals            (1,162)        (3,343)        (6,565)
                                         --------       --------       --------

       Leasing margin                    $  2,617       $  4,514       $  7,290
                                         ========       ========       ========

         Leasing margin ratio                  34%            34%           28%
                                               ==             ==            ==


     Leasing margin has declined as a result of portfolio run-off and is expected to decline further until the Company has significantly added to its lease portfolio. See the discussion under "Business Plan" below.

     As discussed under "Business Plan" below, the Company intends to continue to grow its lease portfolio in the future, subject to profitability considerations from immediate sale of leases as discussed above. The Company's equipment under lease increased for the first time since fiscal year 1991. The changes in the Company's equipment under lease during the fiscal year ended May 31, 1995 consisted of the following (in thousands):


                                                                               Discounted lease
                                                       Direct finance          rentals, net of
                                                     leases, operating         discounted lease
                                                      leases, net and          rentals assigned          Net investment
                                                       equipment held         to lenders arising           in lease
                                                   for sale or re-lease      from equipment sales         portfolio
                                                   --------------------      --------------------        --------------


     As of May 31, 1994                                $  38,963                 $ (16,912)                 $ 22,051
     Leases added to the Company's lease
       portfolio (a portion of which will be
       sold during fiscal year 1996)                      24,557                    (5,255)                   19,302
     Leases sold to private investors                     (4,946)                    2,410                    (2,536)
     Related provision for losses                         (2,408)                        -                    (2,408)
     Change as a result of portfolio run-off             (16,794)                    7,848                    (8,946)
                                                       ---------                 ---------                  --------

     As of May 31, 1995                                $  39,372                 $ (11,909)                 $ 27,463
                                                       =========                 =========                  ========



                                    13 of 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   RESULT OF OPERATIONS, continued

     OTHER INCOME

     Other Income consists of the following (in thousands):

                                                                                        Fiscal years ended May 31,
                                                                             ---------------------------------------------
                                                                               1995               1994              1993
                                                                             --------           --------         ---------


     Fees and distributions from the Company-sponsored PIFs                   $ 2,908            $ 3,293           $ 2,925
     Gain on sale of the investment in Corporate Express, Inc. stock              671                  -                 -
     Cancellation of option agreement                                             444                  -                 -
     Interest on income tax refunds                                               178                431                 -
     Recovery of assets previously written off                                      -                  -               352
     Other, principally recovery of sales and property tax
       amounts previously expensed                                                315                377               361
                                                                              -------            -------           -------

                                                                              $ 4,516            $ 4,101           $ 3,638
                                                                              =======            =======           =======

     Other than fees and distributions from the company-sponsored PIFs, most of the transactions above are "one-time" transactions and, accordingly, the Company does not expect to realize material amounts in the future with respect to the Other Income items listed above.

     OPERATING AND OTHER EXPENSES

     Operating and other expenses decreased approximately $0.7 million (6%) for fiscal year 1995, compared to fiscal year 1994 due to on-going efforts to minimize costs.

     Operating and other expenses decreased approximately $1.8 million (12%) for fiscal year 1994, compared to fiscal year 1993. The decrease was principally due to (1) approximately $0.4 million from reductions in restructuring costs, related to the Company's prior debt facility, (2) approximately $0.8 million from compensation expense reductions and (3) a reduction of approximately $0.6 million in legal fees.

     INTEREST INCOME AND EXPENSE

     Interest income on discounted lease rentals arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Income include an equal amount of interest expense. The decline in interest income and non-recourse debt interest expense is due to portfolio run-off.

     Over the last three fiscal years, the decrease in recourse debt interest expense reflects the decline in interest rates and the continuing reduction in the outstanding balance of the Company's Debt Facility.

     INCOME TAXES

     Income tax expense is provided on income at the appropriate statutory rates applicable to such earnings. The appropriate statutory tax rate for fiscal years 1995, 1994 and 1993 was 40%. Adjustments to the valuation allowance are recognized as a separate component of the provision for income tax expense. Consequently, the actual income tax rate for 1995 was less than the effective rate of 40% due to the reduction in the valuation allowance of $230,000.



                                    14 of 20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   RESULT OF OPERATIONS, continued

     INCOME TAXES, continued

     Income tax expense does not reflect actual tax payments by the Company because net operating loss ("NOL") carryforwards and investment tax credit ("ITC") carryforwards were utilized to offset taxable income. At May 31, 1995, the Company had fully utilized all remaining NOL carryforwards. During 1995, the Company paid alternative minimum tax ("AMT") of $1.6 million. The deferred tax asset balance at May 31, 1995 primarily reflects the payment of, and anticipated future recovery of, such amount.

     As shown in the table in Note 11 to Notes to the Consolidated Financial Statements, the Company's significant deferred tax assets consist of an ITC carryforward of $7.4 million (which expire from 1996 through 2001) and alternative minimum tax ("AMT") credits of $3.3 million (which are not subject to expiration). These tax assets are available to offset federal income tax liability. However, the amount of ITC carryforward and AMT credits that may be utilized to reduce tax liability is significantly limited in computing AMT liability. As a result of this limitation on the ITC carryforward, the Company has established a valuation allowance for deferred tax assets to reflect the uncertainty that the ITC carryforward will be fully utilized prior to expiration. During 1995, the valuation allowance was reduced by $230,000 to reflect utilization of ITC carryforward for which a valuation allowance had previously been provided.

 II. LIQUIDITY AND CAPITAL RESOURCES

     The Company's activities are principally funded by its Working Capital Facility and Warehouse Facility (see Note 9 to Notes to Consolidated Financial Statements), rents, proceeds from sales of on-lease equipment (to its PIFs and third party investors), non-recourse debt, fees and distributions from its PIFs, sales or re-leases of equipment after the expiration of the initial lease terms and other cash receipts. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, particularly when operations are viewed as including investing and financing activities.

     To reverse the effects of portfolio run-off, the Company needs to significantly grow its lease portfolio. To the extent possible, the Company intends to use proceeds from its Debt Facility, the MBank sale proceeds and the possible financing proceeds from its jet aircraft to finance the equity component of leases until such leases mature. While these sources of capital will be sufficient for the Company's short-term needs, the Company will pursue opportunities to obtain other sources of new capital.

     During July 1995, the Company and certain of its sponsored PIFs entered into an agreement to debt finance up to $40 million of lease receivables with a lender as part of a lease securitization program. As with nonrecourse debt financings of lease rentals, securitized financings are also collateralized by the leased equipment and related rentals, and the Company has no recourse liability to the lender for repayment of the debt. The Company selected this securitized debt vehicle because of attractive interest rates and anticipates that certain unleveraged leases will be debt financed using this facility.

     Currently the Company is offering units of CPYF III for sale to the public. During fiscal year 1995, the Company sold a total of $22.7 million of Class A units of CPYF III and sold $21.8 million during fiscal year 1994. During fiscal year 1996, the Company has up to $26 million of Class A units in CPYF III available for sale, which will represent a source of liquidity and acquisition fee income for the Company. Four of the Company's PIFs, including CPYF-III, are in their reinvestment stage and are using a portion of their available cash to purchase additional equipment from the Company. The Company expects to sell approximately $64 million of equipment to these PIFs during fiscal year 1996. Two of the Company's PIFs are in their liquidation stage and are no longer purchasing equipment.

     Inflation has not had a significant impact upon the operations of the Company.

                                    15 of 20

III. BUSINESS PLAN

     Management has identified the following trends in results of operations:

     * although the Company has reported a profit of $.10 per share for fiscal year 1995 (its ninth, tenth, eleventh and twelfth consecutive profitable quarters), the profit resulted largely from "other income" items;

     *   although  the  Company  had  been   continually   enhancing  its  lease
         origination capabilities by adding lease originators, the level of lease originations were substantially below their 1995 expectations;

     The Company has identified several factors which could adversely impact profitability in the future:

     * because of the flattening of the yield curve for debt securities during calendar year 1994 and into calendar year 1995, lease rates are not rising in line with the Company's cost of funds which makes it difficult to maintain a substantial spread between lease rates and the Company's cost of funds;

     * even if lease originations increase significantly, growth in the Company's profits will be slow because as a portfolio grows, under generally accepted accounting principles, operating leases produce lower leasing margin after interest expense during the early term of such leases;

     * the cost of funds for many of the Company's competitors is lower than the Company's cost of funds; and

     * certain of the Company's competitors also price transactions with tax benefits not available to the Company.

     During the Restructuring Period, the Company could not originate a significant amount of leases for its own account because it did not have the financing to fund and hold such originations. The Company believes that it has the necessary funding capability for fiscal year 1996 to (1) continue to increase the size of its own lease portfolio, and (2) originate/acquire additional leases for sales to PIFs and private equity investors. The Company has recently hired a new complement of field lease originators to originate new leases for the Company's own portfolio and for sale to third parties.

     However, while growing the Company's lease origination function and adding new leases to the Company's portfolio will positively affect the Company's results of operations over time, such actions will not positively affect the Company's results of operations in the near term because (a) it will take a period of time before new lease transactions can be closed, (b) new operating lease transactions "throw off" lower returns (for financial reporting purposes) during their early term and (c) the Company will incur additional operating expenses in increasing the size of its marketing force. During this period of growth, the Company may realize small operating losses or reduced operating profits as a result of these circumstances. In addition to factors discussed above, operating results are subject to fluctuations resulting from several of other factors, including variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs, OLs, or sold for fee income.

     The ability of the Company to operate profitably in the future will depend largely on the amount of new capital available to the Company and the cost of that capital. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, obtaining new equity capital (which could include a sale of the Company, possibly coupled with an infusions of new funds from the purchaser into the Company), securitizing lease transactions, obtaining equity capital from private investor purchases of equipment leases originated by the Company and/or entering into strategic alliances/combinations with other leasing or financial services companies. The Company intends to invest any new capital that it obtains in leases for its own portfolio. If the Company is unsuccessful in obtaining new capital, the ability of the Company to continue to operate profitably will depend on (1) equipment sales margins from new lease originations, (2) origination leases for its own portfolio with a substantial rate spread, and (3) remarketing of equipment at a profit and (3) further reducing its operating costs.

                                    16 of 20

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

(b)  Reports on Form 8-K

On March 22, 1995, a Form 8-K was filed disclosing developments related to the MBank litigation discussed under Item 3 above.

(c)  Exhibits

Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record as of the record date for its 1995 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.




                                    17 of 20

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



                                    18 of 20

ITEM NO.                                                           EXHIBIT INDEX


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

10.41 Form of Consulting Agreement, dated as of April 30, 1993 by and among the Company CAII and William B. Patton, Jr., incorporated by reference to Exhibit 10.41 of the 1993 10-K.

10.42 Amendment to Stockholders' Agreement, dated as of June 1, 1994, by and between the Company, Durliat, Jacobs and Kazan, incorporated by reference to Exhibit 10.42 of the 1994 10-K.

10.43 Confidentiality and Standstill Agreement, dated as of June 1, 1994, by and between the Company and Kazan, incorporated by reference to
           Exhibit 10.43 of the 1994 10-K.

10.44 Indemnification Agreement, dated as of January 14, 1994, by and between the Company and Jacobs, incorporated by reference to Exhibit
           10.44 of the 1994 10-K.

10.45 Form of Stock Option Agreement between the Company and the directors of the Company (with a grant date of August 27, 1993 for Kazan, Patton, Edwards and Schabarum and a grant date of January 14, 1994 for Jacobs), incorporated by reference to Exhibit 10.45 of the 1994 10-K.

10.48 Form of Credit and Security Agreement, dated as of November 30, 1994, by and among CAII, Norwest Bank Colorado, National Association ("Norwest"), Norwest Equipment Finance, Inc., and First Interstate Bank of Denver, N.A. ("First Interstate") (the "New Lenders"), incorporated by reference to Exhibit 10.48 of the February 1995 10-Q.

10.49 Settlement Agreement and Release of Liens and Claims, dated as of December 2, 1994, by and among the Company, CAII, each of the Company's and CAII's wholly-owned subsidiaries, Mellon Bank, N.A., as Agent, and the Lenders, incorporated by reference to Exhibit
           10.49 of the February 1995 10-Q.

11       Statement regarding Computation of Per Share Earnings.

21       List of Subsidiaries.

23       Consent of KPMG Peat Marwick.

27       Financial Data Schedule

                                    19 of 20

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 1995.

                           CAPITAL ASSOCIATES, INC.

                           By  /s/John E. Christensen
                               -------------------------------
                               John E. Christensen
                               Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates listed.

       Signature                      Title                           Date



/s/William B. Patton, Jr.      Chairman of the Board             August 29, 1995
- -------------------------      and Director
William B. Patton, Jr.



/s/William H. Buckland         Director                          August 29, 1995
- -------------------------
William H. Buckland



/s/James D. Edwards            Director                          August 29, 1995
- -------------------------
James D. Edwards



/s/Gary M. Jacobs              Director                          August 29, 1995
- -------------------------
Gary M. Jacobs



/s/Dennis J. Lacey             President, Chief Executive        August 29, 1995
- -------------------------      Officer and Director
Dennis J. Lacey



/s/Peter F. Schabarum          Director                          August 29, 1995
- -------------------------
Peter F. Schabarum



/s/James D. Walker             Director                          August 29, 1995
- -------------------------
James D. Walker


/s/Joseph F. Bukofski          Assistant Vice President          August 29, 1995
- -------------------------      and Controller
Joseph F. Bukofski             (Principal Accounting Officer)

                                    20 of 20

                          INDEX OF FINANCIAL STATEMENTS
                                  AND SCHEDULES






Financial Statements
- --------------------

     Independent Auditors' Report                                        F-2

     Consolidated Balance Sheets as of
              May 31, 1995 and 1994                                      F-3

     Consolidated Statements of Income for
              the Years Ended May 31, 1995, 1994 and 1993                F-4

     Consolidated Statements of Changes in
              Stockholders' Equity for the Years
              Ended May 31, 1995, 1994 and 1993                          F-5

     Consolidated Statements of Cash Flows for
              the Years Ended May 31, 1995, 1994 and 1993                F-6

     Notes to Consolidated Financial Statements                     F-7 to F-22


Schedules
- ---------

     Independent Auditors' Report                                       F-23

     Schedule II - Valuation and Qualifying
            Accounts and Reserves for the Years
            Ended May 31, 1995, 1994 and 1993                           F-24

                          INDEPENDENT AUDITORS' REPORT







The Stockholders and Directors
Capital Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1995, and 1994 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Associates, Inc. and subsidiaries as of May 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 1995, in conformity with generally accepted accounting principles.



                                           KPMG PEAT MARWICK



                                           /s/ KPMG Peat Marwick
                                           ---------------------



Denver, Colorado
July 14, 1995, except for Note 15
which is as of August 23, 1995

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except par value)


                                     ASSETS

                                                                  May 31,
                                                           1995          1994
                                                         --------      --------

Cash                                                    $     923     $   2,072
Accounts receivable, net of allowance for
  doubtful accounts of $308 and $343                          563         1,625
MBank receivable (Note 15)                                 10,800             -
Equipment held for sale or re-lease                            66         5,242
Residual values and other receivables arising from
  equipment under lease sold to private investors           5,608         5,098
Net investment in direct finance leases                    19,319        18,106
Leased equipment, net                                      19,987        15,615
Investment in affiliated limited partnerships              10,316        12,178
Other                                                       2,970         5,779
Deferred income taxes                                       1,800             -
Notes receivable arising from sale-leaseback
  transactions                                             21,037        32,417
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                 65,283       111,593
                                                        ---------     ---------

                                                        $ 158,672     $ 209,725
                                                        =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Working Capital Facility                                $   1,531     $      49
Warehouse Facility                                         12,156             -
Accounts payable and other liabilities                     13,446         8,187
Term Loan                                                  10,833        18,718
Deferred income taxes                                           -           830
Obligations under capital leases arising
  from sale-leaseback transactions                         21,024        32,337
Discounted lease rentals                                   77,192       128,505
                                                        ---------     ---------

                                                          136,182       188,626
                                                        ---------     ---------

Commitments and contingencies (Notes 10, 12, 15, and 16)

Stockholders' equity:
  Common stock, $.008 par value,
    15,000,000 shares authorized,
    10,214,000 and 9,759,000 shares issued                     63            60
  Additional paid-in capital                               16,961        16,689
  Retained earnings                                         5,517         4,401
  Treasury stock, at cost                                     (51)          (51)
                                                        ---------     ---------
    Total stockholders' equity                             22,490        21,099
                                                        ---------     ---------

                                                        $ 158,672     $ 209,725
                                                        =========     =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                     Year Ended May 31,
                                              1995          1994         1993
                                           ----------    ----------   ----------
Revenue:
  Equipment sales to affiliated
    limited partnerships                   $   43,638    $   70,085    $  62,252
  Other equipment sales (Note 15)              37,732        52,384       33,981
  Leasing                                       7,672        13,368       26,003
  Interest                                     11,386        15,027       15,526
  Other                                         4,516         4,101        3,638
                                           ----------    ----------    ---------

   Total revenue                              104,944       154,965      141,400
                                           ----------    ----------    ---------

Costs and expenses:
      Equipment sales (Note 15)                70,866       114,440       85,423
      Leasing                                   3,893         5,511       12,148
      Operating and other expenses             11,603        12,307       14,060
      Provision for losses                      2,940         1,315        2,070
      Interest:
        Non-recourse debt                      12,548        18,370       22,091
        Recourse debt                           1,618         1,839        3,282
                                           ----------    ----------    ---------

      Total costs and expenses                103,468       153,782      139,074
                                           ----------    ----------    ---------


Net income before income taxes                  1,476         1,183        2,326

Income tax expense                                360           473          930
                                           ----------    ----------    ---------

Net income                                 $    1,116    $      710    $   1,396
                                           ==========    ==========    =========

Earnings per common and dilutive
  common equivalent share:

      Primary                              $      .10    $      .07    $     .14
                                           ==========    ==========    =========

      Fully diluted                        $      .10    $      .07    $     .13
                                           ==========    ==========    =========

Weighted average number of common
  and dilutive common equivalent
  shares outstanding used in
  computing earnings per share:

      Primary                              10,649,000    10,901,000   10,306,000
                                           ==========    ==========   ==========

      Fully diluted                        10,672,000    10,901,000   10,888,000
                                           ==========    ==========   ==========





                   The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                  Common Stock         Additional                                Treasury Stock
                                                  ------------          Paid-in      Retained                    --------------
                                              Shares     Amount         Capital      Earnings       Shares      Cost        Total
                                              ------     ------         -------      --------       ------      ----        -----


Balance at June 1, 1992                     9,096,000     $ 54         $ 16,432       $ 2,295      147,500    $ (242)     $ 18,539

Sale of common stock under
  incentive stock option plan                  56,000        1               23             -            -         -            24
Issuance of shares to officers                534,000        4              149             -     (115,500)      191           344
Net income                                          -        -                -         1,396            -         -         1,396
                                           ----------     ----         --------       -------   ----------    ------      --------
Balance at May 31, 1993                     9,686,000       59           16,604         3,691       32,000       (51)       20,303

Sale of common stock under
  incentive stock option plan                  23,000        -               10             -            -         -            10
Issuance of shares to officer                  50,000        1               56             -            -         -            57
Income tax benefit from
  stock compensation                                -        -               19             -            -         -            19
Net income                                          -        -                -           710            -         -           710
                                           ----------     ----         --------       -------   ----------    ------      --------
Balance at May 31, 1994                     9,759,000       60           16,689         4,401       32,000       (51)       21,099

Sale of common stock under:
  -  incentive stock option plan              164,000        1               14                          -         -            15
  -  non-qualified stock option plan          291,000        2              200                          -         -           202
Income tax benefit from
  stock compensation                                -        -               58                          -         -            58
Net income                                          -        -                -         1,116                      -         1,116
                                           ----------     ----         --------       -------   ----------    ------      --------
Balance at May 31, 1995                    10,214,000     $ 63         $ 16,961       $ 5,517       32,000    $  (51)     $ 22,490
                                           ==========     ====         ========       =======   ==========    ======      ========
























                   The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                           Year Ended May 31,
                                                                                                 -----------------------------------
                                                                                                   1995         1994          1993
                                                                                                 --------     --------      --------


Cash flows from operating activities:
  Net income                                                                                     $  1,116     $    710     $  1,396
                                                                                                 --------     --------     --------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                 4,860        6,613       12,998
      Recovery of investment in direct financing leases                                             6,913       13,840       20,129
      Cost of sales                                                                                 4,813       14,634       14,774
      Provision for losses                                                                          2,940        1,315        2,070
      Deferred income taxes                                                                        (2,630)        (670)        (200)
      Margin on MBank sale                                                                         (6,100)           -            -
      Gain on sale of investment in Corporate Express, Inc.                                          (671)           -            -
      Sales-type lease margin                                                                        (765)      (1,062)      (1,338)
      Decrease in accounts receivable                                                               1,062        2,131        4,311
      Other                                                                                         3,390       (1,709)         (70)
                                                                                                 --------     --------     --------
         Total adjustments                                                                         13,812       35,092       52,674
                                                                                                 --------     --------     --------
Net cash provided by operating activities                                                          14,928       35,802       54,070
                                                                                                 --------     --------     --------

Cash flows from investing activities:
  Equipment purchased for leasing                                                                 (17,000)      (3,446)     (19,518)
  Net receipts from affiliated public income funds                                                  1,783        2,395        3,164
  Sale of investment in Corporate Express, Inc.                                                       677            -            -
                                                                                                 --------     --------     --------
Net cash used in investing activities                                                             (14,540)      (1,051)     (16,354)
                                                                                                 --------     --------     --------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals                                                        2,306        4,916       13,697
  Principal payments on discounted lease rentals                                                   (9,219)     (21,725)     (34,126)
  Deferred financing costs                                                                           (594)           -            -
  Proceeds from sales of common stock217                                                               10           24
  Net borrowings (payments) on recourse debt                                                        5,753      (19,090)     (21,127)
                                                                                                 --------     --------     --------
Net cash used in financing activities                                                              (1,537)     (35,889)     (41,532)
                                                                                                 --------     --------     --------

Net decrease in cash                                                                               (1,149)      (1,138)      (3,816)

Cash at beginning of year                                                                           2,072        3,210        7,026
                                                                                                 --------     --------     --------

Cash at end of year                                                                              $    923     $  2,072     $  3,210
                                                                                                 ========     ========     ========

Supplemental schedule of cash flow information:
  Recourse interest paid                                                                         $  1,535     $  1,867     $  3,631
  Non-recourse interest paid                                                                        1,112        3,055        6,042
  Income taxes paid                                                                                 1,444          809        1,805
  Income tax refunds received                                                                         923        1,623           70
Supplemental schedule of non-cash investing and financing activities:
  Discounted lease rentals associated with equipment sold to third-party investors                  3,123       36,612       18,007
  Assumption of discounted lease rentals in lease acquisitions                                      5,550       15,795       23,171
  Increase in other receivables relating to equipment sale transactions                             2,727        1,876           49
  Cancellation of discounted lease rentals related to bankrupt lease                                  518            -            -
  Cancellation of option agreement:
    Decrease in accounts payable and other liabilities                                              1,197            -            -
    Decrease in other receivables relating to equipment sale transactions                             573            -            -
  MBank sale:
    Increase in accounts receivable                                                                10,800            -            -
    Increase in accounts payable                                                                    2,400            -            -
    Decrease in other assets                                                                        2,300            -            -


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


     INCOME TAXES

       The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


     EQUIPMENT HELD FOR SALE OR RE-LEASE

       Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Company following lease expiration.


     INCOME PER COMMON AND COMMON EQUIVALENT SHARE

       Income per common and common equivalent share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (consisting solely of common stock options) outstanding during the period.


     RECLASSIFICATIONS

       CONSOLIDATED STATEMENTS OF CASH FLOW - The principal portion of receipts of direct financing leases and proceeds from sales of equipment have been classified as "Cash flows from operating activities". Previously, such amounts were reported as "Cash flows from investing activities".

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     GENERAL ACCOUNTING PRINCIPLES, continued


     RECLASSIFICATIONS, continued

       The effect of the reclassification on previously issued financial statements is as follows (in thousands):



                                                 Fiscal Year 1994                     Fiscal Year 1993
                                        --------------------------------       --------------------------------
                                        As Previously          As              As Previously           As
                                          Reported         Reclassified          Reported          Reclassified
                                        -------------      ------------        -------------       ------------


        Net cash provided by
          operating activities             $  4,138          $ 35,802            $ 15,378            $ 54,070
        Net cash provided by (used in)
          investing activities               30,613            (1,051)             22,338             (16,354)



     EQUIPMENT LEASING AND SALES

       Lease Accounting - Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by either the direct financing, sales-type or operating lease method. Direct financing and sales-type leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Company currently utilizes the direct financing or the operating method for substantially all of the Company's lease originations. The Company currently utilizes the sales-type and operating lease methods for substantially all subsequent lease activity for an item of equipment after the expiration of the initial lease term. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the origination of a lease, the Company may engage in financing of lease receivables on a non-recourse basis and/or equipment sale transactions to reduce or recover its investment in the equipment.

       The Company's accounting methods and their financial reporting effects are described below:


       Lease Inception
       ---------------

       DIRECT FINANCING LEASES ("DFLs") - The cost of equipment is recorded as net investment in DFLs. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded in leasing revenue in the accompanying statements of income. Initial direct costs ("IDC") are capitalized and amortized over the lease term in proportion to the recognition of earned income. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     GENERAL ACCOUNTING PRINCIPLES, continued

     EQUIPMENT LEASING AND SALES, continued

       OPERATING LEASES ("OLs") - Leasing revenue consists principally of monthly rentals. The cost of equipment is recorded as leased equipment and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. IDC are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as leasing costs in the accompanying statements of income. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals is incurred on the interest method, profit is skewed toward lower returns in the early years of the term of an OL and higher returns in later years.

       Transactions Subsequent to Lease Inception
       ------------------------------------------

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

       Other accounts arising from private equity sales include:

         DISCOUNTED LEASE RENTALS, etc. - Pursuant to FASB Technical Bulletin No. 86-2, although private investors and PIFs may acquire the equipment sold to them by the Company subject to the associated non-recourse debt, the debt is not removed from the balance sheet unless such debt has been legally assumed by the third-party investors. If not legally assumed, a corresponding asset ("discounted lease rentals assigned to lenders arising from equipment sale transactions") is recorded representing the present value of the end user rentals receivable relating t o such transactions. Interest income is recorded on the discounted lease rentals and an equal amount of interest expense on the related liability is recorded in the accompanying statements of income.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     GENERAL ACCOUNTING PRINCIPLES, continued

     EQUIPMENT LEASING AND SALES, continued

         SALE-LEASEBACK  TRANSACTIONS -  In  sale-leaseback   transactions,  the
         Company leases equipment, obtains non-recourse financing on the equipment, sells the equipment to a third party and leases the equipment back from the third party. Income in a sale-leaseback transaction is deferred and principally amortized over the leaseback term in proportion to the reduction in the leased asset. For financial reporting purposes, a note receivable from the third-party, a capital lease obligation equal to the present value of the leaseback payments and a deferred gain are recorded at the time of the transaction. Amortization of the deferred gain is generally recorded as a reduction of leasing costs and expenses in the accompanying statements of income unless the estimated residual value of the underlying equipment has experienced an other than temporary decline in value, in which case amortization ceases. The Company has not entered into a sale/leaseback transaction since fiscal year 1991.

         INTEREST INCOME - Interest income, as shown in the accompanying statements of income, includes interest on discounted lease rentals and interest on notes receivable arising from sale-leaseback transactions.

         SALES TO PIFS - Upon the sale of equipment to its PIFs, the Company records equipment sales revenue equal to the sales price of the equipment (including any acquisition fees earned) and costs of sales equal to the carrying value of the related assets (including remaining unamortized IDC). Fees for services the Company performs for the PIFs are recognized at the time the services are performed.

       Transactions Subsequent to Initial Lease Termination
       ----------------------------------------------------

       After the initial term of equipment under lease expires, the equipment is either sold or released. When the equipment is sold, the remaining net book value of equipment sold is removed and gain or loss recorded. When the equipment is released, the Company utilizes the sales-type method (described below) or the OL method (described above).

       Sales-type Leases
       -----------------

       The excess of the present value of future rentals and the present value of the estimated residual value (collectively, "the net investment") over the carrying value of the equipment subject to the sales-type lease is reflected in operations at the inception of the lease. Thereafter, the net investment is accounted for as a DFL, as described above.


     ALLOWANCE FOR LOSSES

       An allowance for losses is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

     GENERAL ACCOUNTING PRINCIPLES, continued

     ALLOWANCE FOR LOSSES, continued

       The Company evaluates the realizability of the carrying value of its investment in its PIFs based upon all estimated future cash flows from the PIFs. As a result of such analyses, certain distributions have been accounted for as a recovery of cost instead of income.

2. RESIDUAL VALUES AND OTHER RECEIVABLES ARISING FROM EQUIPMENT UNDER LEASE SOLD TO PRIVATE INVESTORS

     As of May 31, 1995 and 1994, the equipment types for which the Company recorded the present value of the estimated residual values and other receivables arising from private sales of equipment under lease were (in thousands):

                Description                                  1995          1994
                -----------                                 ------        ------

     Furniture and fixtures                                 $1,284        $1,118
     Mining, manufacturing and material handling               786           725
     Aircraft                                                  396           518
     Other miscellaneous equipment                             404           812
     IBM, primarily peripheral computer equipment                -           461
                                                            ------        ------

     Total equipment residuals                               2,870         3,634
     Notes receivable due directly from investors            2,678*        1,289
     End user rentals under existing leases
       assigned to the Company by investors                     60           175
                                                            ------        ------

                                                            $5,608        $5,098
                                                            ======        ======

     *Balance was collected during June 1995

     Residual values and other receivables arising from equipment under lease sold to private investors were net of an allowance for doubtful accounts of $1,654,000 and $6,934,000 as of May 31, 1995 and 1994,
     respectively.

3.   NET INVESTMENT IN DFLS

     The components of the Company's net investment in DFLs as of May 31, 1995 and 1994 were (in thousands):

                                                             1995         1994
                                                            ------       ------

     Minimum lease payments receivable                    $ 21,486     $ 18,214
     Estimated residual values                               1,161        2,256
     IDC                                                       159          136
     Less unearned income                                   (3,487)      (2,500)
                                                          --------     --------

                                                          $ 19,319     $ 18,106
                                                          ========     ========

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LEASED EQUIPMENT, net

     The Company's investment in equipment under OLs, by major classes, as of May 31, 1995 and 1994 were (in thousands):

                                                              1995        1994
                                                            --------    --------

     Material handling                                     $  7,151    $  2,074
     Other technology and communication equipment             5,536       4,168
     Other                                                    4,274       5,361
     Aircraft                                                 4,125       9,040
     Mining equipment                                         3,989         402
     IBM processors and peripheral computer equipment         3,329       6,973
     Furniture and fixtures                                   2,460         447
     IDC                                                        239         103
                                                           --------    --------
                                                             31,103      28,568
     Less accumulated depreciation                           (8,700)    (11,212)
     Less allowance for losses                               (2,416)     (1,741)
                                                           --------    --------

                                                           $ 19,987   $  15,615
                                                           ========   =========

     Depreciation   on  leased   equipment  was  $3,771,000,   $5,209,000,   and
     $11,425,000 for fiscal years 1995, 1994 and 1993, respectively.


5.   FUTURE MINIMUM LEASE PAYMENTS

     Future minimum lease payments receivable from noncancelable leases on equipment owned by the Company as of May 31, 1995, were as follows (in thousands):

        Years Ending May 31                          DFLs               OLs
                                                     ----               ---

               1996                                $ 9,607           $ 7,099
               1997                                  3,802             5,619
               1998                                  2,035             2,847
               1999                                  1,288             1,680
               2000                                  4,754             1,017
            Thereafter                                   0               708
                                                   -------           -------

                                                   $21,486           $18,970
                                                   =======           =======


6. NOTES RECEIVABLE AND OBLIGATIONS UNDER CAPITAL LEASES ARISING FROM SALE-LEASEBACK TRANSACTIONS

     In sale-leaseback transactions, the leaseback payments are generally equal in amount to the principal and interest payments due under the note receivable and, accordingly, the notes receivable and obligations under capital leases arising from sale-leaseback transactions do not represent future net cash inflows or outflows of the Company.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. NOTES RECEIVABLE AND OBLIGATIONS UNDER CAPITAL LEASES ARISING FROM SALE-LEASEBACK TRANSACTIONS, continued

     Aggregate  maturities  of notes  receivable and  obligations  under capital
     leases  arising  from   sale-leaseback  transactions  are  as  follows  (in
     thousands):
                                        Notes
        Years Ending May 31           Receivable          Obligations
                                      ----------          -----------

           1996                        $ 12,628            $ 12,603
           1997                           7,666               7,673
           1998                             743                 748
                                      ---------           ---------

                                       $ 21,037            $ 21,024
                                       ========            ========

     Notes receivable and obligations arising from sale-leaseback transactions bear interest at rates ranging from 10% to 12%.

7.   CONCENTRATION OF CREDIT RISK

     The Company leases various types of equipment to companies in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (i) companies that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (ii) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease.

     At May 31, 1995, equipment under OLs and DFLs owned by the Company was leased to companies with the following credit ratings:

                                                   Percentage of the
                                                   net book value of
           Credit Rating                         equipment under lease
           -------------                         ---------------------

     Baa (or equivalent) or above                        79%
     Below Baa (or equivalent)                           18
     In bankruptcy                                        3


8.   DISCOUNTED LEASE RENTALS

     Discounted lease rentals outstanding at May 31, 1995 bear interest at rates between 6% to 12%. Aggregate maturities of such non-recourse obligations are (in thousands):

        Years Ending May 31:

           1996                                     $ 37,485
           1997                                       26,147
           1998                                       10,516
           1999                                        2,377
           2000                                          667
                                                    --------

                                                    $ 77,192
                                                    ========

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   DEBT FACILITIES

     The Company closed a new recourse debt facility (the "Debt Facility") on December 2, 1994. The lender group currently consists of Norwest Bank Colorado, National Association (the "Agent"), Norwest Equipment Finance, Inc. (the "Collateral Agent"), First Interstate Bank of Denver, N.A., The Daiwa Bank, Ltd. and The First National Bank of Boston (the "Lenders"). The Borrower under the Debt Facility is Capital Associates International, Inc., a wholly-owned subsidiary of the Company ("CAII").

     The Debt Facility consists of three components, a term loan facility (the "Term Loan"), a revolving working capital facility (the "Working Capital Facility") and a revolving warehousing facility (the "Warehouse Facility"). The principal terms of the three facilities are as follows (in thousands):


                                                                         Working Capital
                                                   Term Loan                Facility               Warehouse Facility
                                                -----------------       -----------------          ------------------


     Maturity Date                             November 30, 1997       November 30, 1995           November 30, 1995

     Maximum amount                               $ 13,000                $  5,000                 lesser of $ 32,000
                                                                                                    or borrowing base

     Borrowings at May 31, 1995                     10,833                   1,531                      12,156
                                                  --------                --------                    --------

     Potential availability at May 31, 1995         N/A                   $  3,469                    $ 19,844
                                                  ========                ========                    ========

     Interest rate at May 31, 1995            Prime* plus .75%**        Prime* plus .75%            Prime* plus .50%




     * Agent's Prime at May 31, 1995 was 9%.


     ** As required by the Debt  Facility,  CAII has acquired,  at  its own cost
        (of $59,500), a 36-month interest rate cap contract at 10.5% with respect to 50% of the principal balance of the Term Loan.

     Principal reductions under the Term Loan are scheduled to occur as follows (in thousands):

     Fiscal year ending May 31, 1996                       $  4,333
     Fiscal year ending May 31, 1997                          4,333
     Fiscal year 1998 through November 30, 1997               2,167
                                                           --------

                                                           $ 10,833
                                                           ========

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

     As  of May 31,  1995,  there  were no  defaults  existing  under  the  Debt
     Facility.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  RELATED PARTIES

     PIFs:

     The Company sponsors or co-sponsors six PIFs that purchase equipment under lease from the Company. The Company acts as either a general partner or co-general partner of each PIF for which it receives general partner distributions as well as management fees. As of May 31, 1995, approximately $0.4 million was receivable from the PIFs for such fees. In addition, the Company is required to make subordinated limited partnership investments in the PIFs. The Company has a maximum remaining obligation to make further cash contributions of approximately $0.3 million for all of the existing PIFs (which relates solely to CPYF III). Amounts related to the PIFs are as follows (in thousands):

                                                     1995       1994       1993
                                                    ------     ------     ------

     Equipment sales margin                        $ 1,047    $ 1,774    $ 1,773
     Fees and distributions                          2,908      3,293      2,925
     Investment contributions in subordinated
       limited partnership interests                   230        200        130


     OTHER RELATED PARTY TRANSACTIONS:

     A director and principal shareholder of the Company is a shareholder and executive officer of Corporate Express, Inc. ("CE"). During fiscal year 1995, the Company sold all of its investment in CE resulting in a gain of $671,000, which is included in "Other Revenue" in the accompanying Consolidated Statements of Income.

11.  INCOME TAXES

     The components of the income tax expense (benefit) charged to continuing operations were (in thousands):

                                                    1995       1994       1993
                                                   ------     ------     ------
     Current:
       Federal                                    $ 1,990    $ 1,000     $  730
       State and local                              1,000        143        400
                                                  -------    -------     ------
                                                    2,990      1,143      1,130
                                                  -------    -------     ------
     Deferred:
       Federal                                     (1,800)      (400)      (150)
       State and local                               (830)      (270)       (50)
                                                  -------    -------     ------
                                                   (2,630)      (670)      (200)
                                                  -------    -------     ------
         Total tax provision                      $   360    $   473     $  930
                                                  =======    =======     ======

     Income tax expense differs  from the amounts  computed by applying the U.S.
     federal  income  tax   rate  of  34%  to  pre-tax  income  from  continuing
     operations as a result of the following:

                                                  1995        1994         1993
                                                 ------      ------       ------

     Computed "expected" tax expense             $  502      $  402       $  791
     State tax provisions, net of
       federal benefits                              88          71          139
     Reduction in valuation allowance
       for deferred income tax assets              (230)          -            -
                                                 ------      ------       ------
                                                 $  360      $  473       $  930
                                                 ======      ======       ======

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES, continued

     Income taxes are provided on income from continuing operations at the appropriate federal and state statutory rates applicable to such earnings. The effective tax rate for the fiscal years ended May 31, 1995 and 1994 was 40%.

     Components of income tax expense attributable to net income before income taxes is as follows (in thousands):


                                                               1995       1994       1993
                                                             --------   --------   --------

     Current:
       Taxes on net income before carryforwards              $ 9,390    $ 8,593   $  5,190
       Benefit of loss carryforwards utilized                 (5,800)    (7,050)    (4,060)
       Benefit of investment tax credit ("ITC")
         carryforward utilized                                  (600)      (400)         -
                                                             -------    -------   --------
                                                               2,990      1,143      1,130
                                                             -------    -------   --------
     Deferred:
       Tax effect of net change in temporary differences      (7,200)    (7,850)    (4,260)
       Loss carryforwards utilized                             5,800      7,050      4,060
       ITC carryforward utilized                                 600        400          -
       Alternative Minimum Tax ("AMT"), net of
         utilization of investment tax credit carryforward    (1,600)    (1,100)         -
       Increase (decrease) in valuation allowance for
         deferred income tax assets                             (230)       830          -
                                                             -------    -------   --------
                                                              (2,630)      (670)      (200)
                                                             -------    -------   --------
      Provision for income taxes                             $   360    $   473   $    930
                                                             =======    =======   ========


      Significant components of the Company's deferred tax liabilities and assets as of May 31, 1995 and 1994, were as follows (in thousands):

                                                                                                       1995             1994
                                                                                                     --------         --------

     Deferred income tax liabilities:
       Direct finance leases  accounted for as operating  leases for income tax purposes, and equipment depreciation for tax purposes in excess of
         financial reporting depreciation                                                            $  2,400         $  8,800
       Residual values and other receivables arising from equipment under lease sold to private investors recognized for financial reporting
         purposes, but not for tax reporting purposes                                                   1,000            1,400
                                                                                                     --------         --------
                Total deferred income tax liabilities                                                   3,400           10,200
                                                                                                     --------         --------
     Deferred income tax assets:
       Receivables realized for financial reporting purposes, but not for
         income tax reporting purposes                                                                      -              400
       Other assets and liabilities, net                                                                  900              100
       Net operating loss carryforwards                                                                     -            5,500
       Capital loss carryforwards                                                                           -              300
       Investment tax credit carryforwards                                                              7,400            8,000
       AMT credit carryforwards                                                                         3,300            1,700
                                                                                                     --------         --------
              Total deferred income tax assets                                                         11,600           16,000
     Valuation allowance for deferred income tax assets                                                (6,400)          (6,630)
                                                                                                     --------         --------
              Net deferred income tax assets                                                            5,200            9,370
                                                                                                     --------         --------
     Net deferred income tax asset (liability)                                                       $  1,800         $   (830)
                                                                                                     ========         ========


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  INCOME TAXES, continued


     At May 31, 1995, the Company had an investment tax credit carryforward of $7.4 million, which expires from 1996 through 2001, and AMT credits of $3.3 million. Under present United States tax law, AMT credits may be carried forward indefinitely and may be utilized to reduce regular tax liability to an amount equal to AMT liability.

     The Company has established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the ITC carryforward will be utilized prior to expiration. The reduction in the valuation allowance recorded in fiscal 1995 of $230,000 represents the utilization of an ITC carryforward for which a valuation allowance had previously been provided.



12.  COMMON AND PREFERRED STOCK


     The Company has authority to issue 2,500,000 shares of preferred stock at $0.008 par value. At May 31, 1995, no shares of preferred stock had been issued.

     Two principal stockholders, who together own approximately 32% of the outstanding shares of the Company's stock are parties to an agreement with the Company pursuant to which each of them has granted the Company and, secondarily, the other, a right of first refusal under certain circumstances to purchase their shares of common stock at current market value. Upon the death or disability of one of them, the Company is obligated to purchase his shares at an amount equal to the greater of $1 million or the amount of insurance proceeds to be received by the Company in the event of death. The Company is the owner of life insurance policies providing approximately $3 million of coverage with respect to each of the principal stockholders.



13.  STOCK OPTIONS


     The Company has a qualified incentive stock option plan whereby stock options may be granted to employees to purchase shares of the Company's common stock at prices equal to 100% of the estimated fair value at the date of grant. The Company has a non-qualified plan covering all directors except the CEO.

     Common stock received through the exercise of qualified incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee. For financial reporting purposes, the tax effect of this deduction is accounted for as additional paid-in capital. Such optionee sales resulted in tax benefits to the Company of $58,000 and $19,000 in fiscal years 1995 and 1994, respectively.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK OPTIONS, continued

     The following table summarizes the activity in this plan for the periods indicated:

                                    Options         Exercise Price     Options
                                  Outstanding         Per Share      Exercisable
                                  -----------       --------------   -----------

     Outstanding at June 1, 1992    2,693,000      0.0625 - 2.7500     1,112,000
                                                                      ==========
     Exercised                        (56,000)     0.3400 - 0.5625
     Granted                          160,000      0.4065 - 1.1250
     Canceled                        (446,000)     0.3400 - 2.7500
                                    ---------
     Outstanding at May 31, 1993    2,351,000      0.0625 - 1.1250     1,336,000
                                                                      ==========
     Exercised                        (23,000)     0.3400 - 0.5625
     Granted                           55,000      0.8125 - 1.2188
     Canceled                        (119,000)     0.3400 - 1.1250
                                    ---------
     Outstanding at May 31, 1994    2,264,000      0.0625 - 1.2188     1,682,000
                                                                      ==========
     Exercised                       (454,000)     0.0625 - 1.0625
     Granted                          491,000      0.6250 - 0.6600
     Canceled                        (208,000)     0.3400 - 1.1875
                                    ---------
     Outstanding at May 31, 1995    2,093,000      0.3400 - 1.2188     1,670,000
                                    =========                         ==========

14.  QUARTERLY FINANCIAL DATA (unaudited)

     Summarized quarterly financial data for the years ended May 31, 1995 and 1994 are (in thousands, except per share data):

                                Total          Net       Income Per Common and
     Fiscal year 1995:         Revenue       Income     Common Equivalent Share
     ----------------          -------       ------     -----------------------

     First quarter            $ 18,769       $ 163             $ .02
     Second quarter             24,396          71               .01
     Third quarter              29,471          54               .01
     Fourth quarter             32,308         828               .08

                                Total          Net       Income Per Common and
     Fiscal year 1994:         Revenue        Income    Common Equivalent Share
     ----------------          -------        ------    -----------------------

     First quarter            $ 52,342       $ 281             $ .03
     Second quarter             39,900         174               .02
     Third quarter              22,297         187               .02
     Fourth quarter             40,426          68               .01

15.  LEGAL PROCEEDINGS

     MBank Litigation - Capital Associates International, Inc. ("CAII") had been a third party defendant in certain litigation involving Bank One Texa s, N.A. ("Bank One"), The Prudential Insurance Company ("Prudential"), Texas Commerce Bank, N.A. ("TCB") and the Federal deposit Insurance Corporation ("FDIC") since January 1992 (the "MBank Litigation"). The MBank Litigation involved multiple disputes among the parties concerning the ownership of certain equipment (the "Equipment") that the Company leased (the "Lease") to MBank Dallas, N.A. ("MBank"), in 1987 and the rights to certain cash collateral for MBank's obligations under that Lease (the "Cash Collateral") following MBank's default under the Lease in 1989.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  LEGAL PROCEEDINGS, continued

     MBANK LITIGATION, continued

     On March 16, 1995, the United States District Court for the Northern District of Texas, Dallas Division (the "District Court") granted the motions for partial summary judgment of CAII, Prudential and TCB and denied the motion for partial summary judgment of the FDIC (the "District Court's Opinion").

     On August 15, 1995, the FDIC (in its corporate capacity and in its capacity as receiver for MBank), Prudential, TCB and CAII agreed to settle their claims on the terms set forth in that Settlement Agreement, dated as of the same date and filed with the District Court a Joint Motion Regarding Settlement of Claims Among FDIC, CAI, TCB and Prudential (the "Joint Motion"), seeking to have the District Court (a) ratify and approve the dismissal of the arties claims against each other, (b) accept tender of the bill of sale for the equipment and (c) approve distribution of the remaining Cash Collateral as follows:

     a.  $7.0 million to the FDIC; and

     b. $2.0 million to TCB and Prudential, jointly, to be divided between TCB and Prudential as they agree; and

     c. the remaining proceeds (in the approximate amount of $10.8 million) to CAII (CAII agreed to pay approximately $2.4 million of the $10.8 million to Bank One, in repayment of the monies received from Bank One in 1992, with interest thereon at the rate of 18% per annum, as required by that certain Purchase Agreement, by and among CAII, the Company and Bank One (the "Bank One Purchase Agreement"));

     On August 16, 1995, the District Court approved the Joint Motion. On August 23, 1995, TCB distributed approximately $10.8 million to CAII.

     Bank One is not a party to the Settlement Agreement or the Joint Motion. In August 1995, the District Court approved Bank One's request to file its first amended complaint in the MBank Litigation ("Bank One's Amended Complaint"). Bank One's Amended Complaint seeks, with respect to CAII,
     (1) a declaratory judgment that CAII is obligated to convey title to the Equipment to Bank One and (2) a permanent injunction prohibiting CAII from transferring title to the equipment to the FDIC ("Bank One's Amended Claims"). Bank One's Amended Complaint does not assert any money damage claims against CAII. CAII delivered a confirmatory bill of sale for the Equipment to the District Court on August 15, 1995. The Company has filed a motion with the District Court asking it to dismiss Bank One's Amended Claims against CAII. CAII intends to defend vigorously Bank One's Amended Claims. Management believes, based upon the advice of counsel, that the ultimate outcome with respect to Bank One's Amended Claims will not have a material adverse effect on the Company's financial position.

     The MBank sale proceeds of approximately $8.4 million and the MBank equipment carrying value of approximately $2.3 million were included in "Other equipment sales" and "Cost of equipment sales", respectively, in the accompanying Consolidated Statements of Income.

16.  COMMITMENTS

     The Company leases office space under long-term non-cancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Minimum future rental payments required by such leases are as follows (in thousands):

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  COMMITMENTS, continued

          Year Ending May 31,
              1996                                      $   400
              1997                                          353
              1998                                          353
              1999                                          340
              2000                                          321
                                                        -------

                                                        $ 1,767
                                                        =======

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments was made in accordance with Statements of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments. SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

     The carrying amounts at May 31, 1995 for cash, accounts receivable, residual values and other receivables arising from equipment under lease sold to private investors, the Working Capital Facility, the Warehouse Facility, accounts payable and other liabilities and the Term Loan approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

     As of May 31, 1995, discounted lease rentals and discounted lease rentals assigned to lenders arising from equipment sale transactions of
     $77,192,000 and $65,283,000, respectively, have fair values of $76,551,000 and $64,741,000, respectively. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of May 31, 1995.

                          INDEPENDENT AUDITORS' REPORT






The Stockholders and Directors
Capital Associates, Inc.:




Under date of July 14, 1995, except for note 15, which is as of August 23, 1995, we reported on the consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended May 3, 1995, as contained in the Company's annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                          KPMG PEAT MARWICK


                                          /s/KPMG Peat Marwick
                                          ------------------------------

Denver, Colorado
July, 14, 1995

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                 for the years ended May 31, 1995, 1994 and 1993
                                 (in thousands)




          COLUMN A                        COLUMN B                     COLUMN C                   COLUMN D                COLUMN E
- -----------------------------------      ----------          ---------------------------     -------------             ---------
                                         Balance at          Charged to         Charged                                 Balance
                                         Beginning           Costs and          to Other                               at End of
     Description                         of Period            Expenses          Accounts     Deductions(1)              Period
- -----------------------------------      ---------           ----------         --------     -------------             ---------


Year ended May 31, 1995:
- -----------------------
Allowance for doubtful accounts -
  -  residual values and other
     receivables arising from
     equipment under lease sold
     to private investors                $  6,934             $   532           $     -         $ (5,812)               $  1,654
  -  accounts receivable                      343                   -                 -              (35)                    308
Allowance for losses
  -  leased equipment                       1,741               2,408                 -           (1,733)                  2,416
                                         --------             -------           -------         --------                --------

                                         $  9,018             $ 2,940           $     -         $ (7,580)               $  4,378
                                         ========             =======           =======         ========                ========

Year ended May 31, 1994:
- -----------------------
Allowance for doubtful accounts -
  -  residual values and other
     receivables arising from
     equipment under lease sold
     to private investors                $  8,719             $    82           $     -         $ (1,867)               $  6,934
  -  accounts receivable                      593                   -                 -             (250)                    343
Allowance for losses
  -  investment in affiliated
     public income funds                        -                 130                 -             (130)                      -
  -  leased equipment                       4,153               1,103                 -           (3,515)                  1,741
                                         --------             -------           -------         --------                --------

                                         $ 13,465             $ 1,315           $     -         $ (5,762)               $  9,018
                                         ========             =======           =======         ========                ========

Year ended May 31, 1993:
- -----------------------
Allowance for doubtful accounts -
  -  residual values and other
     receivables arising from
     equipment under lease sold
     to private investors                $ 10,826             $     -           $    13         $ (2,120)               $  8,719
  -  accounts receivable                    1,448                   -                 -             (855)                    593
  -  net investment in direct
     financing leases                       2,715                   -                 -           (2,715)                     -
Allowance for losses
  -  leased equipment                       5,846               2,070                 -           (3,763)                  4,153
                                         --------             -------           -------         --------                --------

                                         $ 20,835             $ 2,070           $    13         $ (9,453)               $ 13,465
                                         ========             =======           =======         ========                ========






(1) Principally charge-offs of assets against the established allowances.

See accompanying independent auditors' report.

                                                                      Exhibit 11

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                    COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                         Year Ended May 31,
                                             -----------------------------------
                                               1995          1994         1993
                                             --------      --------     --------

Shares outstanding at
  beginning of period                        9,727,000    9,654,000   8,948,000

Shares issued during the
  period (weighted average)                    377,000       58,000     642,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                         1,905,000    2,251,000   1,708,000

Less shares assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                        (1,360,000)   1,062,000)   (992,000)
                                           -----------   ----------  ----------

Total shares, primary                       10,649,000   10,901,000  10,306,000
                                           ===========   ==========  ==========

Net Income                                 $ 1,116,000   $  710,000   1,396,000
                                           ===========   ==========  ==========

Income per common and common
  equivalent share, primary                        .10   $      .07  $      .14
                                           ===========   ==========  ==========

                                                                      Exhibit 11

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE



                                                       Year Ended May 31,

                                               1995          1994         1993
                                             --------      --------     --------


Shares outstanding at
  beginning of period                       9,727,000     9,654,000   8,948,000

Shares issued during the
  period                                      377,000        58,000     642,000
  (weighted average)

Dilutive shares contingently issuable
  upon exercise of options                  1,905,000     2,251,000   1,708,000
  (weighted average)

Less shares assumed to have been
  purchased for treasury with
  assumed proceeds
  from exercise of stock options           (1,337,000)   (1,062,000)   (410,000)
  (weighted average)                      -----------    ----------   ---------

Total shares, fully diluted                10,672,000    10,901,000  10,888,000
                                          ===========    ==========  ==========


Net Income                                $ 1,116,000    $  710,000  $1,396,000
                                          ===========    ==========  ==========

Income per common and common
     equivalent share, fully diluted      $       .10    $      .07  $      .13
                                          ===========    ==========  ==========