Form 10-K/A
period 1995-05-31
CAPITAL ASSOCIATES INC
filed 1995-09-27
CIK 804188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended May 31, 1995
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from ______ to ______

                         Commission file number 0-15525

                            CAPITAL ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         84-1055327
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 7175 West Jefferson Lakewood, Colorado                     80235
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.008 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The approximate market value of stock held by non-affiliates was $2,314,000 based upon 2,962,000 shares held by such persons and the close price on August 18, 1995 was $.78125. The number of shares outstanding of the Registrant's $.008 par value common stock at August 18, 1995 was 10,227,247.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                      (This document consists of 19 pages.)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

Directors

          The Board currently consists of seven members: William H. Buckland, James D. Edwards, Gary M. Jacobs, Dennis J. Lacey, William B. Patton, Jr., Peter
F. Schabarum and James D. Walker. All of the directors, other than Mr. Buckland, were elected at the 1994 annual meeting of stockholders. Mr. Buckland was elected to the Board in January 1995. The current terms of all seven directors will end upon the election of their successors at the next annual meeting.

          The names of the directors, their ages and certain other information about the directors are set forth below:

Nominee                  Age    Position(s) with Company      Director Since
- -------                  ---    ------------------------      --------------

William H. Buckland       50    Director                          1995

James D. Edwards          55    Director                          1987

Gary M. Jacobs            49    Director                      1978-1990 and 1994

Dennis J. Lacey           42    Chief Executive Officer,          1991
                                President and Director

William B. Patton, Jr.    59    Chairman of the Board and         1987
                                Director

Peter F. Schabarum        65    Director                          1991

James D. Walker           50    Director                          1994

          Mr. Buckland is Chairman of the Board, Secretary, Treasurer, a director and 50% shareholder of MCC Financial Corporation, an aircraft and equipment lessor ("MCC"). Immediately prior to the purchase of MCC in 1988, Mr. Buckland held, from 1978 to 1988, a number of executive positions at Fairchild Industries, Inc. Mr. Buckland is also a director of MCC Aircraft Leasing I, Inc., MCC World Aviation Associates, Inc. ("MCC World Aviation") and Capital Associates International, Inc., a wholly-owned subsidiary of the Company ("CAII").

          Mr. Edwards was President, Chief Executive Officer and a director of Tricord Systems, Inc., a computer hardware and software development firm, from 1989 through May 1995. From 1987 to 1989, Mr. Edwards was President and Chief Executive Officer of Telwatch, Inc., a telecommunications firm. From 1983 to 1987, Mr. Edwards held various executive positions with AT&T, including President of AT&T Computer Systems. Prior to 1983, Mr. Edwards held executive positions with IBM Corporation, Xerox Corporation and Bausch & Lomb. Mr. Edwards is also a director of CAII.

          Mr. Jacobs is Executive Vice President and Secretary of Corporate Express, Inc., an office products supply company ("CEI"). From 1992 to July 1995, Mr. Jacobs was also Chief Financial Officer of CEI. From 1990 through November 1992, Mr. Jacobs served as the President and Chief Executive Officer of Boulder Retail Finance Corporation, an investment firm controlled by Mr. Jacobs. From 1978 through mid-1990, Mr. Jacobs served as Executive Vice President and in various other senior executive positions with the Company and CAII. Prior to joining the Company, Mr. Jacobs served as a director of finance for Storage Technology Corporation, a public company which manufactures computer peripheral devices. Mr. Jacobs served as a director of the Company and CAII from 1978 through mid-1990 and is currently a director of Boulder Retail Finance Corporation and CAII.

          Mr. Lacey joined the Company as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining the Company, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of the Company. Mr. Lacey is also a director of Guaranty National Corporation.

          Mr. Patton was a Senior Vice President of UNISYS and President of U.S. Information Systems, UNISYS Corporation from June 1991 through February 1995. Mr. Patton was Chairman and Chief Executive Officer of Parallan Computer, Inc., from July 1990 to June 1991 and was a private investor from July 1989 to July 1990. From January 1985 to July 1989, Mr. Patton was President and Chief Executive Officer of MAI Basic Four, Inc., a computer systems manufacturer. Prior to 1985, Mr. Patton was Chairman, President and Chief Executive Officer of CADO Systems Corporation, Executive Vice President of Ampex International, and Vice President, Western Operations, of Honeywell, Inc. Mr. Patton is also a director of MediaVision, Prolog Corporation and CAII.

          Mr. Schabarum is currently engaged in several real estate development projects as a principal and serves as consultant to several clients in connection with matters involving local governmental agencies. Mr. Schabarum served as a Los Angeles County Supervisor from 1972 to 1991. During that period, Mr. Schabarum served as a member of the Los Angeles County Transportation Commission, a director of the Los Angeles County Fair, the Community Development Commission, the Industrial Development Authority, the Los Angeles County Economic Development Corporation and the Memorial Coliseum Commission. Mr. Schabarum also served as a member of the board of directors of First Federal savings and Loan of San Gabriel Valley for a period of fifteen years ending in 1991. Mr. Schabarum currently serves on the National Air & Space Museum Advisory Board. He has served as a consultant regarding governmental affairs from 1992 to the present, currently serves as a board member of U.S. Term Limits and Rancheros Visitadores, is the founder and chairman of Citizens for Term Limits and is the founder and chairman of the Foundation for Citizen Representation. Mr. Schabarum is also a director of CAII.

          Mr. Walker is President, Chief Executive Officer, a director and 50% stockholder of MCC. He has held these positions since 1988. Prior to that time, Mr. Walker was involved in equipment lease management with Thomson McKinnon Securities and Finalco, Inc. Prior to that, Mr. Walker held marketing and engineering positions with IBM Corporation and TRW, Inc. Mr. Walker is also a director of CAII.

Executive Officers

          The following table sets forth (i) the names of the executive officers, (ii) their ages at the Record Date and (iii) the capacities in which they serve the Company:

     Name of Individual        Age            Capacities in Which Served
     ------------------        ---            --------------------------

Dennis J. Lacey                42        Chief Executive Officer; President; and
                                         Director

John E. Christensen            47        Senior Vice President, Finance; Chief
                                         Financial Officer; and Treasurer

David L. Fabian                47        Senior Vice President, Corporate
                                         Services

John F. Olmstead               51        Senior Vice President, Public Equity

Robert A. Golden               49        Vice President and National Sales
                                         Manager

          See "Item 10. Directors and Executive Officers of the Registrant - Directors" above for a description of Mr. Lacey's background and the positions held by Mr. Lacey with the Company.

          John E. Christensen joined the Company as Vice President and Treasurer in November 1988. From November 1988 to January 1991, Mr. Christensen served as Vice President and Treasurer of CAII. From January 1991 to October 1991, Mr. Christensen served as Senior Vice President, Operations, and as the principal accounting officer of the Company. In October 1991, Mr. Christensen was promoted to Senior Vice President, Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Christensen was employed from 1986 with Maxicare Health Plans, Inc., as its Vice President and Treasurer. Before that, Mr. Christensen held senior management positions with Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen is a director and officer of Whitewood Credit Corporation, a wholly-owned subsidiary of CAII, and all of the CAI Affiliates (other than CAII and CAI Leasing Canada, Ltd.). Mr. Christensen is an officer, but not a director, of CAII and CAI Leasing Canada, Ltd.

          David L. Fabian is Senior Vice President, Corporate Services, of the Company. Mr. Fabian joined the Company in his current position in April 1991. Prior to joining the Company, he was Vice President of Human Resources for MAI Systems Corporation, Vice President of Human Resources for Contel Computer Systems and Vice President of Human Resources for TRW-Fujitsu. Before that, he held human resources positions for eleven years with Data General and Honeywell Information Systems. Mr. Fabian is an officer, but not a director, of CAII.

          John F. Olmstead is Senior Vice President, Public Equity, of the Company. Mr. Olmstead joined the Company as a Vice President in December 1988. He was promoted to his current position in September 1991. From 1969 through 1983, Mr. Olmstead co-founded Finalco, Inc., an independent leasing company, and served as a senior officer of Finalco Corporation. From 1983 through the present, Mr. Olmstead has served as Chairman of the Board of Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc., and ACL, Inc. for more than five years. Mr. Olmstead is a director and officer of all of the CAI Affiliates (other than CAII and CAI Leasing Canada, Ltd). Mr. Olmstead is an officer, but not a director, of CAII.

          Robert A. Golden is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

Compliance With Section 16(a) of The Exchange Act

          Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Holders") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% Holders are required by SEC regulations to furnish the Company with copies of all of the Section 16(a) reports they file.

          To the Company's knowledge, during the fiscal year ended May 31, 1995 ("Fiscal 1995"), all Section 16(a) filing requirements applicable to its directors, executive officers and 10% Holders were complied with, except that
(1) Robert Golden and Anthony DiPaolo each failed to timely file their initial Forms 3 and (2) Richard Robinson failed to timely file the required Form 4 in connection with the sale of his shares of Common Stock to MCC. See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation" below for a discussion of this transaction.

Item 11.  Executive Compensation

Summary Compensation Table

          The following table provides certain summary information for Fiscal 1995, the fiscal year ended May 31, 1994 ("Fiscal 1994") and the fiscal year ended May 31, 1993 ("Fiscal 1993"), concerning compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, each of the four other executive officers of the Company whose aggregate base salary and bonus for Fiscal 1995 exceeded $100,000 and Mr. Robinson who left the employ of the Company in January 1995 (collectively referred to herein as the "Named Executive Officers"):



====================================================================================================================================
                                                                                                     Long-Term Incentive
                                                                                                    Compensation ("LTIP")
====================================================================================================================================
                                                                                               Awards
                                                                                     --------------------------
====================================================================================================================================
                                                 Annual Compensation
                                       ---------------------------------------        Restricted         Number
                            Fiscal                                Other Annual          Stock              of
      Name and Position      Year      Salary(1)      Bonus       Compensation          Awards          Options         LTIP Payouts
      -----------------      ----      ------         -----       ------------          ------          -------         ------------

- ------------------------------------------------------------------------------------------------------------------------------------
Dennis J. Lacey,             1995     $228,584      $58,000(4)       $9,990(15)          -0-              -0-               -0-
  Chief Executive Officer;   1994     $220,400      $25,000(5)       $7,477(16)          -0-              -0-               -0-
  President and Director     1993     $220,400      $64,063(6)      $29,432(17)          -0-              -0-            50,000(19)

- ------------------------------------------------------------------------------------------------------------------------------------
John E. Christensen,         1995     $164,300       $8,000(7)              -0-          -0-              -0-               -0-
  Senior Vice President,     1994     $163,900          -0-                 -0-          -0-              -0-               -0-
  Finance; Treasurer; and    1993     $157,323      $54,272(8)              -0-          -0-              -0-               -0-
  Chief Financial Officer
- ------------------------------------------------------------------------------------------------------------------------------------
David L. Fabian,             1995     $125,450      $ 2,600(9)              -0-          -0-              -0-               -0-
  Senior Vice President,     1994     $125,050          -0-                 -0-           -0-             -0-               -0-
  Corporate Services         1993     $120,847      $16,250(10)             -0-          -0-              -0-               -0-

- ------------------------------------------------------------------------------------------------------------------------------------
John F. Olmstead,            1995     $164,300      $ 6,500(11)             -0-          -0-              -0-               -0-
  Senior Vice President,     1994     $163,900          -0-                 -0-           -0-             -0-               -0-
  Public Equity              1993     $157,323      $40,750(12)             -0-          -0-              -0-               -0-

- ------------------------------------------------------------------------------------------------------------------------------------
Robert A. Golden,            1995    $130,093(2)        -0-           5,000(13)          -0-              -0-               -0-
  Vice President and         1994      N/A (2)        N/A (2)           N/A (2)         N/A (2)          N/A (2)           N/A (2)
 National Sales Manager      1993      N/A (2)        N/A (2)           N/A (2)         N/A (2)          N/A (2)           N/A (2)
- ------------------------------------------------------------------------------------------------------------------------------------
Richard H. Robinson,         1995    $121,139(3)        -0-                 -0-          -0-             -0-(18)            -0-
  Senior Vice President,     1994     $163,900          -0-                 -0-           -0-             -0-               -0-
  Marketing                  1993     $157,323      $57,500(14)             -0-          -0-              -0-               -0-

====================================================================================================================================

(1) Includes amounts earned but deferred at the election of the Named Executive Officer and the accrual of a $6,800 ($6,400 in Fiscal 1994 and $6,400 in Fiscal 1993) premium payment on behalf of each Named Executive Officer for a universal life insurance policy pursuant to an insurance benefit plan (the "Insurance Plan"). The amount of the annual premium allowance under the Insurance Plan is determined by a formula based on the value of certain benefits relinquished by the Named Executive Officers under the Company's 401(k) plan, from which such officers voluntarily withdrew during the fiscal year ended May 31, 1991 in order to prevent the 401(k) plan from being "top heavy" under applicable Treasury regulations.

(2) Mr. Golden joined the Company in May 17, 1993, and did not become a Named Executive Officer until Fiscal 1995. This amount consists of $100,116 of base compensation and $29,977 of commissions.

(3) Represents partial year compensation through the date of his resignation from the Company on January 26, 1995, plus severance payable to Mr. Robinson pursuant to the terms of the Robinson Severance Agreement.

(4) Consists of a $25,000 cash bonus paid during Fiscal 1995 for services rendered during Fiscal 1994 and a $33,000 cash bonus earned during Fiscal 1995 and paid in the fiscal year ending May 31, 1996 ("Fiscal 1996").

(5) Consists of a $25,000 cash bonus paid during Fiscal 1994 for services rendered during the second half of Fiscal 1993.

(6) Includes a $25,000 cash bonus, an award of 25,000 shares of Common Stock, valued at $12,500, a second award of 25,000 shares of Common Stock, valued at $23,438, and 5,000 shares of Common Stock, valued at $3,125, that were awarded under the Company's 1990 Key Employee Incentive Stock Option Plan (the "1990 Plan") and vested in Fiscal 1993. All stock grants/awards discussed in this table are valued at the closing price of the Common Stock as reported on the NASDAQ National Market System ("NASDAQ/NMS") on the award/grant date.

(7)     This amount was earned in Fiscal 1995 and paid in Fiscal 1996.

(8) Includes 3,334 shares of Common Stock, valued at $2,084, that were awarded under the 1990 Plan and vested in Fiscal 1993. Also includes 35,000 shares of Common Stock, valued at $17,500, that were awarded on August 28, 1992, and an additional 37,000 shares of Common Stock, valued at $34,688, that were awarded on January 15, 1993, pursuant to the Crisis Recovery Employee Incentive Bonus Plan, adopted by the Company in December 1991 (the "1992/1993 Plan"). The 1992/1993 Plan covered the third and fourth quarters of the fiscal year ended May 31, 1992 ("Fiscal 1992") and the first and second quarters of Fiscal 1993. The Company did not award any bonuses under the 1992/1993 Plan for the third and fourth quarters of Fiscal 1992. During Fiscal 1993, as described above, the Company awarded 72,000 shares of Common Stock under the 1992/1993 Plan to Mr. Christensen.

(9)     This amount was earned in Fiscal 1995 and paid in Fiscal 1996.

(10) Includes 10,000 shares of Common Stock, valued at $5,000, that were awarded on August 28, 1992, and an additional 12,000 shares of Common
        Stock, valued at $11,250, that were awarded on January 15, 1993, pursuant to the 1992/1993 Plan.

(11)    This amount was earned in Fiscal 1995 and paid in Fiscal 1996.

(12) Includes 29,000 shares of Common Stock, valued at $14,500, that were awarded on August 28, 1992, and an additional 28,000 shares of Common
        Stock, valued at $26,250, that were awarded on January 15, 1993, pursuant to the 1992/1993 Plan.

(13) Includes a $5,000 automobile allowance (i.e., $500 per month), that began on August 1, 1994.

(14) Includes 40,000 shares of Common Stock, valued at $20,000, that were awarded on August 28, 1992, and an additional 40,000 shares of Common
        Stock, valued at $37,500, that were awarded on January 15, 1993, pursuant to the 1992/1993 Plan.

(15) Includes a $6,000 automobile allowance and $3,990 of premiums paid for term life and disability insurance.

(16) Includes a $6,000 automobile allowance and $1,477 of premiums paid for term life and disability insurance.

(17) Includes a $6,000 automobile allowance, $2,370 of premiums paid for term life and disability insurance and income tax gross-up payments of $21,062 relating to grants of Common Stock.

(18) Mr. Robinson exercised stock options to acquire 150,000 shares of Common Stock in November 1994 and sold the shares received upon exercise of the stock options along with 80,000 other shares of Common Stock that he owned to MCC in January 1995 for an aggregate price of $230,000. See "Option Exercises and Holdings" and below for a discussion of these transactions.

(19) Mr. Lacey may earn up to 500,000 Incentive Shares under the Lacey Employment Agreement, subject to certain earnout arrangements tied to incremental increases in the trading price of the Common Stock. See the discussion of the Lacey Employment Agreement in "Compensation Committee Report" and "Executive Employment Agreements and Severance Agreements" below. As of the end of Fiscal 1993, Mr. Lacey earned 50,000 Incentive Shares and an aggregate 450,000 Incentive Shares remained subject to the aforementioned earnout arrangements. Mr. Lacey was not entitled to receive, and did not receive, the 50,000 Incentive Shares earned by reason thereof until Fiscal 1994. when the Company completed the registration of such shares with the SEC. During Fiscal 1994, Mr. Lacey sold 25,000 Incentive Shares for an aggregate price of $20,236 (net of commissions). See "Executive Employment Agreements and Severance Agreements" above for a discussion of the Lacey Employment Agreement.

Stock Option Grants

          The Company granted no stock options to the Named Executive Officers during Fiscal 1995 except for a grant of stock options covering 50,000 shares of Common Stock to Mr. Golden on August 26, 1994, at an exercise price of $.6250 per share.

Option Exercises and Holdings

          The following table provides information with respect to the Named Executive Officers concerning the exercise of options during Fiscal 1995 and unexercised options held as of the end of Fiscal 1995:

====================================================================================================================================
                                                                                                        Value of Unexercised
                                                                Number of Unexercised Options           In-the-money Options
                           Number of                                      at Year End                      at Year End (1)
                        Shares Acquired    Value Realized      ------------------------------          -----------------------------
         Name             On Exercise       on Exercise        Exercisable      Unexercisable          Exercisable     Unexercisable

- ------------------------------------------------------------------------------------------------------------------------------------
Dennis J. Lacey               -0-               -0-               60,000            -0-                  $9,375             -0-
- ------------------------------------------------------------------------------------------------------------------------------------
John E. Christensen           -0-               -0-              116,250          18,750                $30,680           $7,102
- ------------------------------------------------------------------------------------------------------------------------------------
David L. Fabian               -0-               -0-              125,000            -0-                 $35,156             -0-
- ------------------------------------------------------------------------------------------------------------------------------------
John F. Olmstead              -0-               -0-              142,140           7,860                $27,456           $2,977
- ------------------------------------------------------------------------------------------------------------------------------------
Robert A. Golden              -0-               -0-                1,875          55,625                   -0-            $4,688
- ------------------------------------------------------------------------------------------------------------------------------------
Richard H.                  150,000           $150,000             -0-              -0-                    -0-              -0-
Robinson (2)
====================================================================================================================================

(1) The value of unexercised in-the-money options at the end of Fiscal 1995 is based on the closing price of the Common Stock as reported on the NASDAQ/NMS at May 31, 1995 ($0.71875), less the exercise price per share of the options.

(2) Mr. Robinson exercised options to acquire 150,000 shares of Common Stock on November 29, 1994, and then sold the shares along with 80,000 other shares of Common Stock to MCC in January 1995 for an aggregate purchase price of $230,000. See "Compensation Committee Interlocks and Insider Participation" above for more information concerning these transactions.

Long-Term Incentive Plans

          The Company awarded no shares or other compensation under long-term incentive plans to the Named Executive Officers during Fiscal 1995. See "Item
11. Executive Compensation - Summary Compensation Table" for a discussion of long-term incentive plan awards in years prior to Fiscal 1995.

Defined Benefit or Actuarial Plans

          The Company maintains no defined benefit or actuarial plans.

Director Compensation

          The Board amended and restated the Company's Board of Directors Compensation Policy at its January 1995 meeting (the "Amended Policy"). Pursuant to the Amended Policy, the Company has agreed to (1) pay each director (other than the Chairman of the Board) who is not an officer of the Company ("Non-Employee Directors") a $3,750 quarterly retainer ($2,500, prior to the adoption of the Amended Policy), (2) pay the Chairman of the Board, provided that he is a Non-Employee Director, a $5,000 quarterly retainer ($3,750, prior to the adoption of the Amended Policy), (3) pay each Non-Employee Director
$1,000 for each Board meeting attended, (4) pay each Non-Employee Director $1,000 for each committee meeting attended, (5) pay each director consulting fees for consulting services at a rate approved by the Board in advance of the commencement of the consulting assignment and (6) reimburse each Non-Employee Director for the reasonable expenses of attending such meetings.

          The Board adopted its Non-Employee Director Executive Committee Compensation Policy in August 1995, retroactive to February 1995 (the "Executive Committee Policy"). Pursuant to the Executive Committee Policy, the Company agreed to pay each Non-Employee Director who served on the Executive Committee during Fiscal 1995 (1) a $1,250 quarterly retainer (prorated from February 1, 1995 through May 31, 1995) and (2) $1,000 for each Executive Committee meeting attended. The Board also approved the grant of certain stock options to the Non-Employee Directors who served on the Executive Committee during Fiscal 1995. See the discussion below of the Director Plan, as defined below. The Executive Committee Policy also provides for the payment of certain cash bonuses in Fiscal 1996 to the Non-Employee Director members of the Executive Committee if the Company's Fiscal 1996 earnings exceed certain targets.

          The following table sets forth the amount of quarterly retainer fees, meeting fees, consulting fees and total fees paid to each of the Non-Employee Directors during Fiscal 1995:


===============================================================================================================================

Directors                             Quarterly Retainer        Meeting Fees          Consulting Fees       Total   (1)
- ---------                             ------------------        ------------          ---------------       -----
- -------------------------------------------------------------------------------------------------------------------------------
William H. Buckland                   $ 5,125 (2)               $ 2,000               $     0               $ 7,125
- -------------------------------------------------------------------------------------------------------------------------------
James D. Edwards                      $15,000                   $ 9,000 (5)           $     0               $24,000
- -------------------------------------------------------------------------------------------------------------------------------
Gary M. Jacobs                        $15,000                   $     0 (6)           $     0               $15,000
- -------------------------------------------------------------------------------------------------------------------------------
William B. Patton, Jr.                $22,500 (3)(10)           $17,000 (7)(10)       $15,000 (9)(10)       $54,500
- -------------------------------------------------------------------------------------------------------------------------------
Peter F. Schabarum                    $15,000                   $ 9,000 (5)           $     0               $24,000
- -------------------------------------------------------------------------------------------------------------------------------
James D. Walker                       $15,000 (4)               $ 4,000 (8)           $     0               $19,000
===============================================================================================================================

(1) These amounts do not include (a) expense reimbursements paid to the Non-Employee Directors during Fiscal 1995, and (b) the value of stock options that were granted to the Non-Employee Directors in Fiscal 1995 and prior fiscal years that vested during Fiscal 1995.

(2) Mr. Buckland joined the Board in January 1995. This amount consists of $3,750 paid directly to Mr. Buckland and $1,375 paid to MCC World Aviation, a corporation owned 50% by Mr. Buckland and 50% by Mr. Walker, on Mr. Buckland's behalf.

(3) This amount consists of $7,500 of quarterly retainer fees deferred from the fiscal year ended May 31, 1994 ("Fiscal 1994") that were paid pursuant to Mr. Patton's instructions in Fiscal 1995 and $15,000 of Fiscal 1995 quarterly retainer fees . Mr. Patton has elected to defer an additional $5,000 of Fiscal 1995 quarterly retainer fees beyond the close of Fiscal 1995.

(4) This amount consists of $3,750 paid directly to Mr. Walker and $11,250 paid to MCC World Aviation, a corporation owned 50% by Mr. Buckland and 50% by Mr. Walker, on Mr. Walker's behalf.

(5) This amount includes a payment of $1,000 for a meeting held on May 31, 1994. The balance of these fees relate to meetings that occurred during Fiscal 1995.

(6) Mr. Jacobs earned but has not submitted expense reports (and, hence, the Company has not yet paid to Mr. Jacobs) $11,000 of meeting fees, $3,000 of which relate to meetings that occurred during Fiscal 1994 and $8,000 of which relate to meetings that occurred during Fiscal 1995.

(7) This amount consists of $11,000 of meeting fees deferred from Fiscal 1994 that were paid pursuant to Mr. Patton's instructions in Fiscal 1995 and $6,000 of Fiscal 1995 meeting fees. Mr. Patton has elected to defer an additional $2,000 of Fiscal 1995 meeting fees beyond the close of Fiscal 1995.

(8) This amount consists of $4,000 paid directly to Mr. Walker for meeting fees. Mr. Walker has elected to defer an additional $4,000 meeting fees beyond the close of Fiscal 1995.

(9)     This  amount  consists  entirely of consulting fees deferred from Fiscal
        1994  that  were  paid  pursuant  to Mr. Patton's instructions in Fiscal
        1995.

(10) The Company paid $54,500 (see the discussion of deferred payments in notes (3), (7) and (9) above) to Canada Life for medical premiums pursuant to Mr. Patton's instructions.

          At its January 1995 meeting, the Board adopted the Non-Employee Director Stock Option Plan of Capital Associates, Inc. (the "Director Plan"), and approved the grant of stock options for the following number of shares of Common Stock to the Non-Employee Directors: (1) William H. Buckland - 3,400; (2) James D. Edwards - 10,000; (3) Gary M. Jacobs - 10,000; (4) William B. Patton, Jr. - 10,000; (5) Peter F. Schabarum - 10,000; and (6) James D. Walker - 10,000 (collectively referred to herein as the "1995 Director Options"). All of the 1995 Director Options vested in full on May 31, 1995, subject to the stockholders approving the Director Plan at the 1995 annual meeting of stockholders (the "1995 Annual Meeting"). Mr. Lacey, a director and employee of the Company, is not eligible to participate in the Director Plan. Also at the January 1995 meeting, the Directors approved the grant of stock options to the Non-Employee Directors under the Amended and Restated Stock Option Plan of Capital Associates, Inc. (the "Employee Plan") for the same number of shares of Common Stock covered by the 1995 Director Options. If the stockholders do not approve the Director Plan, among other things, all of the 1995 Director Options will terminate retroactively to their grant date and the options granted to the Non-Employee Directors on January 26, 1995 under the Employee Plan will become effective on and as of that date. If the stockholders approve the Director Plan, among other things, the 1995 Director Options will become effective on their grant date and the options granted to the Non-Employee Directors on January 26, 1995 under the Employee Plan will terminate retroactively to their grant date.

          On June 1, 1995, each Non-Employee Director (i.e., all Directors other than Mr. Lacey) received a stock option grant, in accordance wit the terms of the Director Plan, covering an additional 10,000 shares of Common Stock
(collectively referred to herein as the "1996 Director Options"). All of the 1996 Director Options will vest on May 31, 1996 (subject to the stockholders approving the Director Plan at the 1995 Annual Meeting), provided that a Director continues to be a director on that date. If the stockholders do not approve the Director Plan, among other things, all of the 1996 Director Options will terminate retroactively to their grant date. If the stockholders approve the Director Plan, among other things, the 1996 Director Options will become effective as of their grant date.

          Pursuant to the Executive Committee Policy, on September 18, 1995, the Company granted to each Non-Employee Director who served on the Executive Committee (1) during Fiscal 1995 (i.e., Messrs. Walker and Buckland) stock options to acquire 3,333 shares of Common Stock under the Director Plan (the "1995 Executive Committee Options") and (2) during Fiscal 1996 (i.e., Messrs. Walker and Buckland) stock options to acquire 10,000 shares of Common Stock under the Director Plan (the "1996 Executive Committee Options"). All of the 1995 Executive Committee Options are vested. All of the 1996 Executive Committee Options will vest on May 31, 1996 (subject to the stockholders approving the Director Plan at the 1995 Annual Meeting), provided that a Director continues to be a member of the Executive Committee on that date. If the stockholders do not approve the Director Plan, among other things, all of the 1995 and 1996 Executive Committee Options will terminate retroactively to their grant date. If the stockholders approve the Director Plan, among other things, the 1995 and 1996 Executive Committee Options will become effective as of their grant date.

Executive Employment Agreements and Severance Agreements

          THE LACEY EMPLOYMENT AGREEMENT. Dennis J. Lacey, the President and Chief Executive Officer of the Company, and the Company are parties to that certain First Amended and Restated Dennis J. Lacey Executive Employment Agreement, dated as of June 15, 1993, as amended by that certain Amendment No. 1 to First Amended and Restated Dennis J. Lacey Executive Employment Agreement, dated as of August 26, 1995 (collectively referred to herein as the "Lacey Employment Agreement"). The term of the Lacey Employment Agreement will expire upon the earliest to occur of (1) the close of business on September 6, 1996, unless renewed by the parties for one or more additional 12-month periods, (2) a date mutually agreed to by the parties or (3) the termination of Mr. Lacey's employment by the Company or Mr. Lacey. Pursuant to the Lacey Employment Agreement, the Company has agreed to pay Mr. Lacey an annual salary of $225,000. Pursuant to the Lacey Employment Agreement, Mr. Lacey is entitled to receive up to 500,000 Incentive Shares of Common Stock in 50,000 share increments when the trading price of the Common Stock reaches $1.00 (for ten consecutive trading days) and for each subsequent $.50 increase (for a similar ten-day period) in the reported trading price of the Common Stock up to $4.00 per share and an additional 50,000 shares of Common Stock for each subsequent $.33 increase (for a similar ten-day period) in the reported trading price of the Common Stock between $4.00 and $5.00. If a change of control of the Company (as defined in the Lacey Employment Agreement) occurs and Mr. Lacey does not maintain his current position and compensation level or obtain and maintain a substantially similar position and compensation level with any successor entity for at least two years after the date of the change in control, all of the unvested Incentive Shares shall be deemed to have been earned and shall automatically vest as of Mr. Lacey's termination date or the date of the change in control, as the case may be. During Fiscal 1994, the Company registered all of the Incentive Shares with the Securities and Exchange Commission ("SEC").

          Pursuant to the Lacey Employment Agreement, Mr. Lacey receives an automobile allowance of $500 per month and is entitled to participate in all Company benefit plans. Mr. Lacey is also entitled to severance benefits upon the termination of his employment with the Company for any reason, including a change of control of the Company, unless his termination is voluntary or for cause. The severance benefits are equal to 100% of his base salary, will be made in twelve (12) equal monthly installments and will be reduced by any salary Mr. Lacey receives from subsequent employment during such 12-month period. The Lacey Employment Agreement provides that the Company will pay Mr. Lacey his share of any bonuses declared by the Company's Compensation Committee, prorated based upon the aggregate dollar amounts of the bonus and Mr. Lacey's employment for the portion of the year prior to his termination date. The Company has also agreed to maintain Mr. Lacey's health insurance for the period during which Mr. Lacey receives severance payments.

          During Fiscal 1995, Mr. Lacey received a cash bonus of $25,000 for services rendered to the Company during Fiscal 1994. Mr. Lacey did not earn any Incentive Shares during Fiscal 1995. During Fiscal 1995, the Company paid $3,990 of premiums for a term life and long-term disability insurance policy owned by Mr. Lacey. During Fiscal 1995, Mr. Lacey did not sell any Incentive Shares. See "Item 11. Executive Compensation - Summary Compensation Table, Note 4" for a discussion of the bonus that was accrued for Mr. Lacey in Fiscal 1995 and paid to him in Fiscal 1996.

          THE ROBINSON SEVERANCE AGREEMENT. Richard Robinson, a former executive officer of the Company, and the Company are parties to that certain agreement, dated as of January 26, 1995, pursuant to which Mr. Robinson resigned all of his positions with the Company and its affiliates and subsidiaries (the "Robinson Severance Agreement"). Pursuant to the Robinson Severance Agreement, the Company has agreed (1) to pay Mr. Robinson $60,000 in twelve (12) equal monthly payments of $5,000 each, with the first payment having been made on January 31, 1995, and
(2) to continue his medical insurance in effect through the earlier to occur of December 31, 1995 or until Mr. Robinson notifies the Company that he desires to terminate such coverage. Pursuant to the Robinson Severance Agreement, Mr. Robinson has agreed to provide certain consulting services to the Company and the Company, in turn, has agreed to reimburse Mr. Robinson for his out-of-pocket costs in providing such services and, under certain circumstances to compensate Mr. Robinson for consulting services provided by him in excess of four (4) hours per day. In the Robinson Severance Agreement, Mr. Robinson has agreed, subject to certain limitations, (a) through December 31, 1997, not to (i) solicit, interfere with or attempt to hire away certain Company employees or (ii) attempt to induce certain persons doing business with the Company to stop doing business with the Company, or (b) not to disclose confidential information of the Company to third parties. As a condition precedent to the effectiveness of the Robinson Severance Agreement, the Company and Mr. Robinson entered into a written release agreement whereby the parties mutually released each other from any and all claims that each party had or might have against the other party, except for fraud claims or claims arising out of intentional, knowing or willful misconduct by a party to the Robinson Severance Agreement.

Report on Repricing of Options

          The Company did not reprice any stock options during Fiscal 1995.

Compensation Committee Interlocks and Insider Participation

          Through August 1994, the Compensation Committee consisted of Messrs. Patton and Schabarum. At the August 1994 Board meeting, Mr. Schabarum resigned from the Compensation Committee (and was appointed to the Audit Committee) and Mr. Walker was appointed to the Compensation Committee. At the April 1995 Board meeting, Mr. Edwards was appointed to the Compensation Committee (and resigned from the Audit Committee). Messrs. Edwards, Patton and Walker are directors (and Mr. Schabarum, while he was member of the Compensation Committee, was a director) of the Company. However, none of the four of them is, was or ever has been an officer or employee of the Company. Messrs. Edwards, Patton and Walker, the current members of the Compensation Committee, also are directors of CAII, and Mr. Walker is a director of MCC.

          CAII and MCC, of which Mr. Walker is a director, officer and 50% stockholder, entered into an Aircraft Remarketing Agreement in September 1992 (the "Aircraft Agreement"), pursuant to which CAII retained MCC to be its agent in remarketing certain aircraft for CAII for compensation payable by CAII to MCC in the amount of 4% (or such other amount as agreed to by the parties) of the gross sales proceeds or gross rental proceeds from each such remarketing transaction. The Aircraft Agreement terminated on September 6, 1995. CAII paid MCC $106,080 in remarketing fees with respect to six (6) aircraft remarketing transactions during Fiscal 1994 and $36,000 in remarketing fees with respect to one (1) remarketing transaction during Fiscal 1995.

          On June 1, 1994, MCC purchased 2,332,165 shares of Common Stock from Richard Kazan for $2,651,642.38. See "Certain Transactions" for a further description of this transaction. On November 17, 1994, MCC purchased, for $80,000, an option from Richard Robinson to acquire the 230,000 shares of Common Stock owned by Mr. Robinson, and on January 24, 1995, MCC exercised its option in full and purchased 230,000 shares of Common Stock from Mr. Robinson for an additional $150,000.

          CAII has purchased in the past and continues to purchase computer equipment from UNISYS Corporation ("UNISYS") for its own in-house use. In addition, CAII entered into a contract with UNISYS in February 1994 for computer maintenance services for CAII's own in-house computer system. The term of the contract commenced in February 1994 and will expire in February 1997. As CAII purchases additional pieces of computer equipment or upgrades, this contract is amended to cover such additional items and the fees payable by CAII under the contract increase accordingly. CAII paid UNISYS $16,875 under the contract in Fiscal 1995. In February 1995, the fees payable to UNISYS under the contract increased to $2,623 per month. Prior to February 1995, Mr. Patton was an executive officer of UNISYS.

          CAII and Tricord Systems, Inc. ("Tricord"), in July 1993, entered into a vendor program agreement pursuant to which CAII agreed to provide lease services to customers of Tricord who desire to lease rather than purchase Tricord products. CAII is not obligated to pay any compensation to Tricord, and Tricord is not obligated to pay any compensation to CAII, under this agreement. All lease arrangements under this agreement are directly between CAII and the Tricord customer. CAII has agreed, at its own expense, to conduct training sessions for Tricord field sales personnel to familiarize them with CAII's leasing programs, to provide periodic leasing rate quotes and to update those quotes from time to time and to provide other leasing support services to Tricord and its customers. Prior to May 1995, Mr. Edwards was the President, Chief Executive Officer, a director and stockholder of Tricord.

          Several stockholders of Tricord filed class action lawsuits during July 1994 against Tricord, and certain officers and directors of Tricord, including Mr. Edwards, alleging certain violations of the federal securities laws. Mr. Edwards has advised the Company that Tricord and its officers and directors are vigorously defending these lawsuits.

Compensation Committee Report

          The Compensation Committee of the Board is composed entirely of Non-Employee Directors and is responsible for setting and administering the policies which govern both the annual compensation and stock ownership programs for all employees, officers and directors of the Company. The Company's compensation programs are designed to (1) relate the level of compensation paid to individual executive officers and all executive officers as a group to the Company's success in meeting its annual and long-term performance goals and business plan(s), (2) reward individual, group and team achievement(s), (3) attract and retain executives capable of leading the Company to meet its performance and business plan goals and (4) motivate executive officers to enhance long-term stockholder value.

          The Compensation Committee annually evaluates the total cash compensation (including base salary and incentive cash compensation) paid to, Common Stock ownership of and stock option ownership of the Company's executive officers, including its Chief Executive Officer, in light of corporate performance compared with the Company's business plan and the performance of other independent leasing companies. The Company has considered and will continue to consider the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for the named executive officers, unless compensation is performance based. Since the targeted cash compensation of each of the named executive officers is well below the $1 million threshold and any stock options granted under the Employee Plan will meet the requirement of being performance based, the Compensation Committee believes that this section will not reduce the tax deduction available to the Company. The Company's policy is to qualify to the maximum extent possible its executives' compensation for deductibility under applicable tax laws.

          The Company's Fiscal 1995 executive compensation program was composed entirely of base salary compensation and cash bonuses. The base salary compensation of each of the Company's executives was established with survey data of compensation paid by other independent leasing companies and was within the salary range for executives performing similar duties and having similar responsibilities at such other companies. The Compensation Committee also relied, in part, on other subjective considerations in setting executive compensation levels based on the Company's overall performance goals.

          In determining the amount of the Fiscal 1995 bonus to be paid to senior management in Fiscal 1996, the Compensation Committee reviewed at its September 1995 meeting (1) the Company's performance against its Fiscal 1995 business plan, (2) operating income, (3) income from extraordinary transactions,
(4) the stock price and (5) the performances of each member of senior management against his/her targets for the year, based on (a) the Board's evaluation of the Chief Executive Officer's performance during Fiscal 1995 and (b) the Chief Executive Officer's and the Executive Committee members' evaluations of the other senior executives' performances during Fiscal 1995. Based on the forgoing, the Compensation Committee approved a bonus amount of $102,600 for the senior executives, $33,000 of which was awarded to Mr. Lacey. See "Item 11. Executive Compensation - Summary Compensation Table" for a discussion of the bonuses awarded to the Named Executive Officers other than Mr. Lacey.

          The Compensation Committee reviewed the Common Stock and stock option ownership of the Company's executives at the beginning of Fiscal 1995. Based on that review, the Compensation Committee determined that increases in the price of the Common Stock during Fiscal 1995, assuming the Company met its financial goals in Fiscal 1995, would be sufficient to reward the Company's executives, each of whom owns Common Stock and stock options as the result of compensation awards in prior fiscal years, for outstanding performance in Fiscal 1995, and, therefore, did not make any additional Common Stock awards or stock option grants to the executive officers during Fiscal 1995. The incentive Common Stock awards and stock option grants to executives in prior fiscal years were paid pursuant to incentive plans that provided for awards and grants to the executives only if the Company met certain key performance goals established at the time the plans were adopted. These goals included, among other things, earnings and other financial targets.

          Dennis J. Lacey is the Company's President and Chief Executive Officer. Mr. Lacey's compensation is governed by the terms of the Lacey Employment Agreement, which is described in detail in "Executive Employment Agreements and Severance Agreements" above. The Compensation Committee bases Mr. Lacey's compensation on both quantitative and qualitative factors directly linked to the Company's performance, achievement of short- and long-term objectives and the enhancement of stockholder value. Mr. Lacey's base salary was $225,000 during Fiscal 1995 (up from $214,000 in each of Fiscal 1994 and the fiscal year ended May 31, 1993 ("Fiscal 1993")) and is $225,000 for Fiscal 1996. Mr. Lacey's base salary in Fiscal 1995 was within the range of salaries paid to chief executive officers by other independent leasing companies. Mr. Lacey also received a $25,000 cash bonus in Fiscal 1995 for services performed during Fiscal 1994. See "Item 11. Executive Compensation - Summary Compensation Table" for a discussion of the bonus that was accrued for Mr. Lacey in Fiscal 1995 and paid to him in Fiscal 1996. The Compensation Committee believes that the amount of the cash bonus paid to Mr. Lacey during Fiscal 1995 was reasonable in relation to the financial performance of the Company during the Fiscal 1994. In addition, pursuant to the terms of the Lacey Employment Agreement, Mr. Lacey is entitled to receive shares of Common Stock when and if the trading price of the Common Stock reaches certain levels (the "Incentive Shares"). The Incentive Shares tie Mr. Lacey's compensation to the long-term performance of the Company and to the interests of the Company's stockholders. Mr. Lacey did not earn any Incentive Shares in Fiscal 1995.

          The Compensation Committee believes the Company's executive officer compensation programs serve the Company's best interests by attracting and retaining qualified professionals and providing those persons incentives to attain financial and other goals which benefit the Company and its stockholders.

                                                    Compensation Committee,

                                                    James D. Edwards
                                                    William B. Patton, Jr.
                                                    James D. Walker
                                                    May 31, 1995

          Performance Graph. The following graph is a comparison of cumulative total return on investment among the Company, the NASDAQ Composite Index (the "NASDAQ Index") and a peer group index consisting of certain independent leasing companies (the "Peer Group Index"):







                        (PERFORMANCE GRAPH APPEARS HERE)

                  1990       1991     1992      1993       1994       1995
- --------------------------------------------------------------------------------
NASDAQ            $100       $113     $133      $160       $169       $201
- --------------------------------------------------------------------------------
SELECT PEER       $100       $124      $81       $85       $112       $148
- --------------------------------------------------------------------------------
CAI               $100        $16      $18       $36        $28        $23
- --------------------------------------------------------------------------------

*     Assumes $100 Investment on January 1, 1990
* Select Peer Group is comprised of the following independent leasing companies:

          Amplicon                 Chancellor Corp.
          Comdisco, Inc.           Industrial Funding Corp.
          LDI Corp.                Sunrise Leasing

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of August 18, 1995, the number of shares and percentage of the outstanding Common Stock beneficially owned by each person known by the Company to own more than 5% of the outstanding Common Stock ("Major Stockholders"):

                                                   Beneficial Ownership(3)
                                        ----------------------------------------
                                        Number of Shares                 Percent
                                        ----------------                 -------

James D. Walker (1)                       1,533,249.5                     14.98%
8180 Greensboro Drive
Suite 920
McLean, Virginia 22102

William H. Buckland (1)                   1,526,649.5                     14.92%
8180 Greensboro Drive
Suite 920
McLean, Virginia 22102

Jack Durliat                              1,350,015                       13.20%
18 Borealis Way
Castle Rock, Colorado  80104

Gary M. Jacobs (2)                        1,946,607                       18.99%
2995 Baseline Road
Boulder, Colorado 80303
____________________

(1) MCC is the record owner of 3,046,499 shares of Common Stock. Messrs. Walker and Buckland, who are otherwise unrelated to each other, each own 50% of the issued and outstanding stock of MCC. Mr. Walker owns 10,000 vested stock options. Mr. Buckland owns 3,400 vested stock options.

(2) Includes (a) 21,942 shares of Common Stock that Mr. Jacobs is entitled to acquire upon the exercise of vested stock options and (b) up to 6,000 shares held in the name of Mr. Jacobs' minor children for which he disclaims beneficial ownership.

(3) See "Item 13. Certain Relationships and Related Transactions" below for a discussion of the various rights and obligations of Messrs. Durliat and Jacobs and the Company under the Stockholders' Agreement.

          The following table sets forth, as of August 18, 1995, the number of shares and percentage of the outstanding Common Stock beneficially owned by directors who are not Major Stockholders, the executive officers and the directors and executive officers as a group:


                                                   Management Ownership
                                          -------------------------------------
      Holder                              Number of Shares              Percent
      ------                              ----------------              -------

John E. Christensen (1)                     198,252                       1.92%

David L. Fabian (2)                         147,000                       1.42%

James D. Edwards (3)                        172,500                       1.66%

John F. Olmstead (4)                        199,140                       1.92%

Dennis J. Lacey (5)                         275,000                       2.67%

William B. Patton, Jr. (6)                  413,000                       3.93%

Robert A. Golden (7)                         16,250                       0.16%

Peter F. Schabarum (8)                      152,750                       1.48%

Directors and Executive                   1,573,892                      15.16%
Officers (other than
Major Stockholders) as a
Group (8 persons)

(1) Includes 116,250 shares of Common Stock that Mr. Christensen is entitled to acquire upon the exercise of vested stock options.

(2) Includes 125,000 shares of Common Stock that Mr. Fabian is entitled to acquire upon the exercise of vested stock options.

(3) Includes 142,500 shares of Common Stock that Mr. Edwards is entitled to acquire upon the exercise of vested stock options.

(4) Includes 142,140 shares of Common Stock that Mr. Olmstead is entitled to acquire upon the exercise of vested stock options.

(5) Includes 60,000 shares of Common Stock that Mr. Lacey is entitled to acquire upon the exercise of vested stock options.

(6) Includes 278,000 shares of Common Stock that Mr. Patton is entitled to acquire upon the exercise of vested stock options.

(7) Includes 16,250 shares of Common Stock that Mr. Golden is entitled to acquire upon the exercise of vested stock options.

(8) Includes 88,750 shares of Common Stock that Mr. Schabarum is entitled to acquire upon the exercise of vested stock options.

          The Company has been advised that its three largest stockholders are engaged in negotiations concerning the sale of shares of Common Stock by two of them, Mr. Jacobs, a Director, and Mr. Durliat, to the third, MCC, whose principals, Mr. Buckland and Mr. Walker, are also Directors. The number of shares under consideration for sale would be sufficient to provide MCC, which currently owns approximately 30% of the issued and outstanding Common Stock, with more than 50% of the ownership and voting rights of the Company. While no agreement has yet been executed, the Company has been advised that the parties have substantially agreed on the consideration to be paid for the shares of Common Stock, which will include a premium to the current market price. The three stockholders are in discussions regarding the remaining terms and conditions of the proposed transaction.

Item 13.  Certain Relationships and Related Transactions

          In June 1994, Richard Kazan exercised stock options to acquire (1) 32,750 shares of Common Stock at an exercise price of $1.0625 per share (an aggregate exercise price of $34,796.88), (2) 58,250 shares of Common Stock at an exercise price of $.75 per share (an aggregate exercise price of $43,687.50) and
(3) 200,000 shares of Common Stock at an exercise price of $.6188 per share (an aggregate exercise price of $123,760.00). Mr. Kazan then sold (the "Kazan Sale") all of his shares of Common Stock (consisting of the 2,041,165 shares of Common Stock that he already owned plus the 291,000 shares of Common Stock that he received upon exercise of his stock options (the "Option Shares")) to MCC. MCC paid (a) the exercise price for the Option Shares directly to the Company (an aggregate exercise price of $202,244.38) and (b) $2,449,398 directly to Mr. Kazan for all of his shares of Common Stock.

          In connection with the Kazan Sale, Mr. Kazan resigned as a director of the Company and all of its subsidiaries and affiliates, and the Board elected Mr. Walker to fill the vacancy on the Board caused by Mr. Kazan's resignation. In addition, in connection with the Kazan Sale, the Board, after due deliberation and consideration of all of the relevant facts, (1) waived its right of first purchase under the Stockholders' Agreement (as defined below) to purchase Mr. Kazan's shares of Common Stock, (2) approved certain amendments to the Stockholders' Agreement (which are discussed in more detail below), (3) entered into a standstill and confidentiality agreement with Mr. Kazan which prohibits Mr. Kazan from purchasing shares of Common Stock for 48 months following the closing of the Kazan Sale and obligates Mr. Kazan to maintain the confidentiality of all Company confidential information in his possession for 24 months following the closing of the Kazan Sale and (4) approved the Kazan Sale and expressed its intent that the Kazan Sale should not cause MCC to become subject to any of the restrictions on business combinations with the Company set forth in Section 203 of the Delaware General Corporation Law.

          In connection with the Kazan Sale, Messrs. Jack Durliat, Gary M. Jacobs and Richard Kazan and the Company amended the Stockholders' Agreement to which each of them was a party. Pursuant to the Stockholders' Agreement, prior to its being amended in connection with the Kazan Sale, each of Messrs. Durliat, Jacobs and Kazan granted the Company and, secondarily, the other two of them a right of first purchase with respect to the selling stockholder's shares of Common Stock at current market value upon the occurrence of certain events, including a proposed sale by one of them of his shares of Common Stock to a third party. In connection with the Kazan Sale, the Company and Messrs. Durliat and Jacobs waived their rights to purchase Mr. Kazan's shares of Common Stock in order to permit Mr. Kazan to complete the Kazan Sale. In addition, in connection with the Kazan Sale, Mr. Kazan withdrew as a participant to the Stockholders' Agreement, Mr. Kazan waived his rights to any further benefits under the Stockholders' Agreement and Messrs. Durliat and Jacobs and the Company released Mr. Kazan from any further obligations under the Stockholders' Agreement. MCC did not become a party to the Stockholders' Agreement or succeed to any of Mr. Kazan's former rights and obligations under the Stockholders' Agreement.

          The Company and Messrs. Durliat and Jacobs are the only remaining parties to the Stockholders' Agreement following the Kazan Sale. The right of first purchase provision in the Stockholders' Agreement is still effective as to Messrs. Durliat's and Jacobs' shares of Common Stock. In addition, upon the death or disability of Mr. Durliat or Mr. Jacobs, the Company remains obligated to purchase a number of his shares computed by dividing the then current market price per share into the greater of $1 million or the amount of insurance proceeds to be received by the Company in the event of his death. Prior to the Kazan Sale, the Company owned life insurance policies providing $3 million of coverage with respect to each of Messrs. Durliat, Jacobs and Kazan. Upon the death of one of Messrs. Durliat, Jacobs or Kazan, the proceeds of such insurance policies were to be used to fund the purchase by the Company of such stockholders' shares of Common Stock. During Fiscal 1995, the Company paid premiums of $51,212 and $37,323 with respect to the life insurance policies covering Messrs. Durliat and Jacobs, respectively. In connection with the Kazan Sale and as part of the amendments to the Stockholders' Agreement, Mr. Kazan waived any interest in the life insurance policies maintained by the Company on his life and declined the Company's offer to purchase such policies from the Company. The Company cashed in the insurance policies on Mr. Kazan's life in June 1994 and received $277,545.11 of cash surrender proceeds. The cash surrender values of the life insurance policies on Messrs. Durliat's and Jacobs' lives as of May 31, 1995 were $397,401 and $225,368, respectively.

          CAII purchases substantially all of its office supplies from Corporate Express, Inc. Mr. Jacobs is an executive officer of Corporate Express, Inc. CAII does not presently have, and does not anticipate that it will enter into in the future, a written purchase/supply contract with Corporate Express, Inc. CAII paid Corporate Express, Inc., approximately $23,619 in Fiscal 1995 for office supplies.

          The Company believes that the transactions described above and under the subheading "Compensation Committee Interlocks and Insider Participation" were on terms no less favorable to the Company than could have been obtained in arm's length transactions. All transactions or loans between the Company and its directors, officers, principal stockholders and their affiliates occurring after June 1, 1994 have been, and similar future transactions or loans will be, approved in advance by disinterested directors and have been or will be on terms believed by the Company to be no less favorable to the Company than those which could be obtained in arm's length transactions.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL ASSOCIATES, INC.

                                           By:  /s/John E. Christensen

                                        Title:  Senior  Vice President and Chief
                                                Financial Officer