Form 10-Q
period 1995-08-31
CAPITAL ASSOCIATES INC
filed 1995-10-16
CIK 804188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    For the quarterly period ended August 31, 1995

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's $.008 par value common stock at October 9, 1995, was 10,125,247.




                                     1 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----
                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets - August 31, 1995
                       and May 31, 1995                                     3

                  Consolidated Statements of Income - Three Month
                       Ended August 31, 1995 and 1994                       4

                  Consolidated Statements of Cash Flows - Three
                       Months Ended August 31, 1995 and 1994                5

                  Notes to Consolidated Financial Statements               6-7


         Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                8 - 14


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         15

         Item 5.  Other Information                                      15 - 16

         Item 6.  Exhibits and Reports on Form 8-K                          16

                  Exhibit Index                                             17

                  Signature                                                 20


                                     2 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                            August 31,   May 31,
                                                               1995       1995
                                                            ----------   -------

Cash and cash equivalents                                  $   2,459  $     923
Accounts receivable, net of allowance for doubtful
 accounts of $314 and $308, respectively                       1,125        563
MBank receivable                                                   -     10,800
Equipment held for sale or re-lease                               82         66
Residual values and other receivables arising from
 equipment under lease sold to private investors               5,592      5,608
Net investment in direct finance leases                       19,346     19,319
Leased equipment, net                                         23,218     19,987
Investments in affiliated limited partnerships                 9,959     10,316
Other                                                          2,202      2,970
Deferred income taxes                                          1,800      1,800
Notes receivable arising from sale-leaseback transactions 17,984 21,037 Discounted lease rentals assigned to lenders
 arising from equipment sale transactions                     56,019     65,283
                                                           ---------  ---------
                                                           $ 139,786  $ 158,672
                                                           =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Working Capital Facility                                   $       -  $   1,531
Warehouse Facility                                             7,638     12,156
Accounts payable and other liabilities                        15,288     13,446
Term Loan                                                      9,750     10,833
Obligations under capital leases arising from
 sale-leaseback transactions                                  17,980     21,024
Discounted lease rentals                                      66,574     77,192
                                                           ---------  ---------
                                                             117,230    136,182
                                                           ---------  ---------

Stockholders' equity:
    Common stock                                                  64         63
    Additional paid-in capital                                16,976     16,961
    Retained earnings                                          5,574      5,517
    Treasury stock                                               (58)       (51)
                                                           ---------  ---------
         Total stockholders' equity                           22,556     22,490
                                                           ---------  ---------
                                                           $ 139,786  $ 158,672
                                                           =========  =========



                   The accompanying notes are an integral part of these consolidated financial tatements.

                                     3 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)


                                                            Three Months Ended
                                                        ------------------------
                                                        August 31,    August 31,
                                                           1995          1994
                                                        ----------    ----------
Revenue:
   Equipment sales to affiliated limited partnerships    $ 17,447       $  8,706
   Other equipment sales                                    8,567          3,218
   Leasing                                                  2,242          2,098
   Interest                                                 2,075          3,364
   Other                                                      879          1,383
                                                         --------       --------
   Total revenue                                           31,210         18,769
                                                         --------       --------

Costs and expenses:
   Equipment sales                                         24,801         10,502
   Leasing                                                  1,337            927
   Operating and other expenses                             1,718          2,865
   Provision for losses                                        25            200
   Termination of Stockholders' Agreement (Note 3)            325              -
   Interest:
     Non-recourse debt                                      2,296          3,716
     Recourse debt                                            613            288
                                                         --------       --------
   Total costs and expenses                                31,115         18,498
                                                         --------       --------

Net income before income taxes                                 95            271

Income tax expense                                             38            108
                                                         --------       --------
Net income                                               $     57       $    163
                                                         ========       ========

Earnings per common and dilutive common equivalent share:

   Primary                                               $    .01       $    .02
                                                         ========       ========

   Fully diluted                                         $    .01       $    .02
                                                         ========       ========

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

   Primary                                             10,788,000     10,820,000
                                                       ==========     ==========

   Fully diluted                                       11,115,000     10,820,000
                                                       ==========     ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                               Three Months Ended
                                                                            -------------------------
                                                                            August 31,     August 31,
                                                                               1995           1994
                                                                            ----------     ----------


Net cash provided by operating activities                                   $ 12,291        $  2,971
                                                                            --------        --------

Cash flows from investing activities:
    Equipment purchased for leasing                                           (2,466)         (1,462)
    Investment in leased office facility                                        (110)            (14)
    Net receipts from affiliated public income funds ("PIFs")                    291             639
    Sale of a portion of the investment in Corporate Express, Inc.                 -             263
                                                                            --------        --------

Net cash used for investing activities                                        (2,285)           (574)
                                                                            --------        --------

Cash flows from financing activities:
    Proceeds from discounting of lease rentals                                     -           1,093
    Principal payments on discounted lease rentals                            (1,354)         (1,890)
    Proceeds from sales of common stock                                           16             212
    Net payments on recourse debt                                             (7,132)         (2,301)
                                                                            --------        --------

Net cash used for financing activities                                        (8,470)         (2,886)
                                                                            --------        --------

Net increase (decrease) in cash and cash equivalents                           1,536            (489)

Cash and cash equivalents at beginning of period                                 923           2,072
                                                                            --------        --------

Cash and cash equivalents at end of period                                  $  2,459        $  1,583
                                                                            ========        ========

Supplemental schedule of cash flow information:
    Recourse interest paid                                                  $    563        $    296
    Non-recourse interest paid                                                   208             334
    Income taxes paid                                                          1,027             200
Supplemental schedule of non-cash investing and financing activities:
    Discounted lease rentals assigned to lenders arising from
      equipment sales transactions                                                 -             713
    Assumption of discounted lease rentals in lease acquisitions                   -              18
    Increase in other receivables relating to equipment sale transactions      3,621           1,434
    Cancellation of discounted lease rentals related to bankrupt lessee            -             518


                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (the "1995 Form 10-K"), previously filed with the Securities and Exchange Commission.

     The balance sheet at May 31, 1995 has been derived from the audited financial statements included in the Company's 1995 Form 10-K.

     Certain reclassifications have been made to prior periods' financial statements to conform to the current periods' presentation.


2.   MBank Proceeds
     --------------

     On August 23, 1995, the Company received $10.8 million in settlement of its claims in connection with the MBank Litigation (which is discussed in detail in Footnote 15 to Notes to Consolidated Financial Statements which were included in the 1995 Form 10-K). In accordance with the terms of the settlement, on August 28, 1995, the Company delivered $2.2 million to Bank One Texas, N.A. ("Bank One"), in repayment of the monies received from Bank One in 1992 (along with interest thereon), as required by that certain Purchase Agreement, dated as of December 30, 1991, by and among the Company and Bank One. On September 8, 1995, Bank One, which is continuing to pursue its claim to obtain title to the MBank Equipment (see Part II, Item 1. Legal Proceedings, (a) MBank Litigation) rejected the tender and returned the $2.2 million to the Company (while purporting to reserve all rights to make a claim to such funds in the future). On September 12, 1995, the Company deposited the $2.2 million returned by Bank One in an interest-bearing escrow account with Norwest Bank, N.A., pending resolution of Bank One's ongoing claims to the MBank Equipment. The Company used the balance of the settlement proceeds, i.e., $8.6 million, to paydown its short-term, recourse Working Capital Facility and Warehouse Facility.

3.   Termination of Stockholders' Agreement
     --------------------------------------

     Effective as of August 31, 1995, Mr. Durliat, a stockholder of the Company, Mr. Jacobs, a stockholder and director of the Company, and the Company, constituting all of the remaining parties to the Stockholders' Agreement (see Exhibits 10.5(a), 10.5(b) and 10.42 referenced in the 1995 Form 10-K) agreed to terminate the Stockholders' Agreement. In connection therewith, the Company notified Messrs. Durliat and Jacobs that it intended to cease making premium payments for the key-man life insurance maintained by the


                                     6 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Termination of Stockholders' Agreement, continued
     --------------------------------------

     Company to fund its obligation to repurchase Mr. Durliat's and Mr. Jacobs' Company common stock upon the occurrence of certain events and, in accordance with the terms of the Stockholders' Agreement, Mr. Durliat and Mr. Jacobs exercised their options to acquire such insurance policies for fifty percent (50%) of their net cash surrender values. As of August 31, 1995, the aggregate net cash surrender value of (1) Mr. Durliat's policies was $415,446 (which Mr. Durliat is purchasing from the Company for $207,723) and (2) Mr. Jacobs' policies was $239,102 (which Mr. Jacobs is purchasing from the Company for $119,551). During fiscal year 1995, the Company paid premiums of $51,212 and $37,323, respectively, with respect to the life insurance policies covering Mr. Durliat and Mr. Jacobs.

4.   Cash and Cash Equivalents
     ------------------------------

     Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

                                     7 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations
     ---------------------

     Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income.

                                         Condensed Consolidated
                                          Statements of Income    The effect on
                                          for the Three Months    net income of
                                            Ended August 31,     changes between
                                           1995          1994         periods
                                         --------      --------  ---------------
                                                    (in thousands)

     Equipment sales margin              $ 1,213       $ 1,422      $  (209)
     Leasing margin (net of
       interest expense on
       discounted lease rentals)             684           819         (135)
     Other income                            879         1,383         (504)
     Operating and other expenses         (1,718)       (2,865)       1,147
     Provision for losses                    (25)         (200)         175
     Termination of Stockholders' Agreement (325)            -         (325)
     Interest expense on recourse debt      (613)         (288)        (325)
     Income taxes                            (38)         (108)          70
                                         -------       -------      -------

     Net income                          $    57       $   163      $  (106)
                                         =======       =======      =======

     Equipment Sales
     ---------------

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):


                                                           Three Months Ended August 31,
                                                   ---------------------------------------------             Increase
                                                           1995                      1994                   (Decrease)
                                                   --------------------      --------------------      --------------------
                                                   Revenue       Margin      Revenue       Margin      Revenue       Margin
                                                   -------       ------      -------       ------      -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs         $ 17,447      $   351     $  8,706      $   221
       Equipment under lease sold to
         private investors                           7,690          320        1,797          187
                                                  --------      -------     --------      -------
                                                    25,137          671       10,503          408     $ 14,634       $  263
                                                  --------      -------     --------      -------     --------       ------
     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                    454          283          406          259
       Sales-type leases                               223           59          478          218
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                            200          200          537          537
                                                  --------      -------     --------      -------
                                                       877          542        1,421        1,014        (544)         (472)
       Provision for losses                              -          (25)           -         (200)        175
                                                  --------      -------     --------      -------    --------      --------
       Realization of value in excess of
         provision for losses                          877          517        1,421          814        (544)         (297)
                                                  --------      -------     --------      -------    --------      --------
     Total equipment sales                        $ 26,014      $ 1,188     $ 11,924      $ 1,222    $ 14,090      $    (34)
                                                  ========      =======     ========      =======    ========      ========


                                     8 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Equipment Sales to PIFs and to Private Investors
     ------------------------------------------------

     Equipment sales to PIFs and equipment sales to private investors increased during the three months ended August 31, 1995, as compared to the comparable period in fiscal 1995, principally because more leases were identified and closed due to the increased productivity of the field lease originations team. The increased volume of the field lease originators is primarily due to the Company's efforts to improve its market activities including the hiring of new lease originators.

     Remarketing of the Portfolio and Provision for Losses
     -----------------------------------------------------

     The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses for the first three months fiscal 1996, even without considering realizations from remarketing activities recorded as leasing margin as discussed below. This circumstance of realizing in excess of the aggregate carrying value on the Company's portfolio has occurred for the last thirteen quarters.

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that matures in a particular quarter. In general, as the Company had not significantly added leases to its lease portfolio during the four years prior to May 31, 1995, fewer leases have matured and less equipment has been available for remarketing each quarter. As a result, remarketing revenue declined during the first three months fiscal 1996 compared to the comparable period in fiscal 1995. Remarketing revenue and margin are expected to decline further in future quarters as maturing leases continue to decrease. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the frequency of maturing leases because new leases typically are not remarketed until after the initial term (which averages three to four years).

     Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will release the equipment. The nature of the Company's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Company performs ongoing quarterly assessments of its assets to identify other than temporary losses in value.

     Remarketing Sales and Provision for Losses
     ------------------------------------------

     During the first fiscal quarter 1995, a lessee returned an IBM mainframe computer to the Company. The Company had previously expected to realize the carrying value of this equipment through additional month-to-month rents and proceeds from the sale of the equipment. The provision for losses recorded during the first fiscal quarter 1995 primarily related to this equipment.

                                     9 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Leasing Margin and Equipment Under Lease

     Leasing margin consists of the following (in thousands):

                                                             Three Months Ended
                                                                 August 31,
                                                             -------------------
                                                               1995       1994
                                                             --------    -------

     Leasing revenue                                          $ 2,242   $ 2,098
     Leasing costs and expenses                                (1,337)     (927)
     Net interest expense on related discounted lease rentals    (221)     (352)
                                                              -------   -------

        Leasing margin                                        $   684   $   819
                                                              =======   =======

        Leasing margin ratio                                       31%       39%
                                                              =======   =======

     The increase in both leasing revenue and leasing costs and expenses during first quarter fiscal 1996, as compared to first quarter fiscal 1995, was primarily due to growth in the Company's lease portfolio. These revenue and expense amounts are expected to increase further as the Company continues to grow its lease portfolio. Net interest expense on discounted lease rentals (non-recourse debt) did not grow proportionately because the Company is using its recourse debt facility to finance the leases held for its own account and leases held pending sale to the PIFs and third party investors.

     Leasing margin and the related leasing margin ratio primarily decreased as a result of a decrease in remarketing activities as discussed above.

     The changes in the Company's equipment under lease during the three months ended August 31, 1995 consisted of the following:


                                                                                    Discounted lease
                                                          Direct finance           rentals, net of
                                                        leases, operating          discounted lease
                                                         leases, net and           rentals assigned         Net investment
                                                          equipment held          to lenders arising          in leased
                                                       for sale or re-lease       from equipment sales         equipment
                                                       --------------------       --------------------      --------------

     As of May 31, 1995                                   $     39,372                  $ (11,909)            $  27,463
     Leases added to the Company's lease
       portfolio (a portion of which will be sold
       during the remainder of fiscal year 1996)                 8,111                          -                 8,111
     Leases sold to PIFs and private investors                  (2,274)                         -                (2,274)
     Related provision for losses                                  (25)                         -                   (25)
     Change as a result of portfolio run-off                    (2,538)                     1,354                (1,184)
                                                             ---------                 ----------            ----------

     As of August 31, 1995                                   $  42,646                  $ (10,555)            $  32,091
                                                             =========                  =========             =========


                                    10 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Other Income

     Other Income consists of the following (in  thousands):

                                                             Three Months Ended
                                                                  August 31,
                                                             -------------------
                                                              1995         1994
                                                             ------       ------

     Fees and distributions from the Company-sponsored PIFs   $  678      $  777
     Sale of the investment in Corporate Express, Inc. stock       -         260
     Interest on income tax refunds                                -         178
     Interest on MBank receivable                                141           -
     Other, principally recovery of sales and
       property tax amounts previously expensed                   60         168
                                                             ------       ------
                                                             $  879       $1,383
                                                             ======       ======

     Other than fees and distributions from the company-sponsored PIFs, the Company does not expect to realize material amounts in the future with respect to the Other Income items listed above.

     Operating and Other Expenses

     Operating and other expenses decreased $1.1 million (40%) for the first quarter fiscal 1996 as compared to the comparable period in fiscal 1995. The decrease included the following more significant reductions:

     * $250,000 for capitalized initial direct costs related to the increase in lease origination volume.
     * $200,000 for compensation expenses primarily related to the reduction in force effective June 30, 1994 (first fiscal quarter 1995).
     * $200,000 for differences between estimated incentive compensation and actual payments as modified by the Company's Board of Directors.
     * $150,000 for the elimination of restructuring costs associated with the Company's prior debt facility.
     *   $100,000 for legal fees primarily related to the MBank litigation.
     *   $100,000 for insurance costs.
     *   $100,000 for other cost-cutting strategies implemented by management.

     As of August 31, 1995, the Company had 95 full-time employees, compared to 86 full-time employees at August 31, 1994. The growth is due to increases in the number of revenue producing lease origination, private equity syndication and PIF wholesaler personnel.

     Termination of Stockholders' Agreement Expense

     See Note 3 to Notes to Consolidated Financial Statements for more information concerning (1) the termination of the Stockholders' Agreement,
     (2) the termination of the Company's obligation to continue to make premium payments on certain key-man life insurance policies and (3) the transfer of those life insurance policies to the two stockholders whose lives are insured in exchange for cash payments from the stockholders in an amount equal to 50% of the net cash surrender values of those policies as of August 31, 1995.

                                    11 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Interest Income and Expense

     Interest revenue arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in interest expense on non-recourse debt (net of the associated interest revenue) is due to portfolio run-off.

     Recourse interest expense increased $325,000 (113%) for the first quarter fiscal 1996, as compared to the first quarter fiscal 1995. As discussed above, the Company is financing more lease originations with its recourse lines of credit as opposed to discounted lease rentals (non-recourse debt). In addition, there was an increase in the average interest rate charged on the recourse lines of credit which is partially offset by a decrease in restructuring costs as discussed above.

     Income Taxes

     Income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%.

     As discussed in Item 5. Other Information, a transaction is contemplated in which the Company's largest shareholder will obtain more than fifty percent of the ownership and voting rights of the Company ("a change in control"). If that change in control is completed, depending upon the terms and conditions of such transaction, under federal income tax rules, the amount of ITC carryforwards and AMT carryforwards that could be utilized to reduce income tax liability in any year may be significantly limited. However, the Company had previously established a valuation allowance for deferred taxes due to uncertainty that the full amount of the ITC carryforward would be utilized prior to expiration. The change in control and any resulting limitation on the ITC carryforward is not expected to reduce the recoverability of the amount of the deferred income tax assets, net of the valuation allowance.


II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by its Working Capital Facility and Warehouse Facility, rents, proceeds from sales of on-lease equipment (to its PIFs and private investors), nonrecourse debt, fees and distributions from its PIFs, sales and re-leases of equipment after the expiration of the initial lease terms and other cash receipts.

     On August 23, 1995, the Company received $10.8 million in settlement of its claims in the MBank Litigation. On September 12, 1995, the Company deposited $2.2 million of the settlement proceeds in an interest-bearing escrow account with Norwest Bank, N.A., pending resolution of Bank One's ongoing claims to the MBank Equipment. The Company used the balance of the settlement proceeds, i.e., $8.6 million, to paydown its short-term, recourse Working Capital Facility and Warehouse Facility. For more information concerning this matter, see Note 2 to Notes to Consolidated Financial Statements.




                                    12 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

II.  Liquidity and Capital Resources, continued
     -------------------------------

     The Company's Working Capital Facility and Warehouse Facility both mature on November 30, 1995. After application of the MBank settlement proceeds, as of August 31, 1995, the outstanding balance and the availability under
     (1) the Working Capital Facility were $0 and $5 million,  respectively, and
     (2) the Warehouse Facility were $7.6 million and $24.4 million, respectively. Management believes that the Company has adequate financial resources to fund its operations during the remainder of fiscal year 1996.

     First fiscal quarter 1996 lease originations of $30.1 million were financed through $14.7 million of sales to the PIFs, $7.1 million of sales to private investors, and the remainder for the Company's account of approximately $8.3 million through the use of the Company's cash, accounts payable and the Warehouse Facility.

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

     Currently the Company is offering units of CPYF III for sale to the public. During first quarter fiscal 1996, the Company sold $5.2 million of Class A units of CPYF III (bringing total sales of Class A units of CPYF III to $29 million). During the remainder of fiscal year 1996, the Company has up to $21 million of Class A units in CPYF III available for sale, which will represent a source of liquidity and acquisition fee income for the Company.

     As shown in the accompanying Statements of Cash Flows, net receipts from affiliated PIFs decreased for the first fiscal quarter 1996, compared to the first fiscal quarter 1995. The principal reason for the decrease is that two of the Company's PIFs are now in their liquidation stage and as such, cash distributions from these two PIFs to the Company will be less than distributions in prior periods.

III. Business Plan
     -------------

     The Company has identified several factors which could adversely impact profitability in the future:

     * because of the generally flat yield curve, lease rates (which are reflective of long-term rates) are not significantly higher than the Company's cost of funds (which primarily reflect short-term rates) and, accordingly it is difficult to maintain a substantial spread between lease rates and the Company's cost of funds;

     * the cost of funds for many of the Company's competitors is lower than the Company's cost of funds; and

     * certain of the Company's competitors also price transactions with tax benefits not available to the Company.


                                    13 of 20

     -------------

     The Company believes that it has the necessary funding capability for fiscal year 1996 to (1) continue to increase the size of its own lease portfolio, and (2) originate/acquire additional leases for sales to PIFs and private equity investors. However, while growing the Company's lease origination function and adding new leases to the Company's portfolio will positively affect the Company's results of operations over time, such actions will not positively affect the Company's results of operations in the near term because (a) it will take a period of time before new lease transactions can be closed, (b) new operating lease transactions "throw off" lower returns (for financial reporting purposes) during their early term and (c) the Company will incur additional costs in increasing its marketing capabilities. During this period of growth, the Company may realize small operating losses or reduced operating profits as a result of these circumstances. In addition to factors related to growing the portfolio discussed above, operating results are subject to fluctuations resulting from several of other factors, including variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs, OLs, or sold for fee income.

     The ability of the Company to operate profitably in the future will depend largely on the amount of new capital available to the Company and the cost of that capital. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, obtaining new equity capital, obtaining equity capital from private investor purchases of equipment leases originated by the Company and/or entering into strategic alliances/combinations with other leasing or financial services companies. The Company intends to invest any new capital that it obtains in new lease originations for its own account or portfolio acquisitions of leases. If the Company is unsuccessful in obtaining new capital, the ability of the Company to continue to operate profitably will depend on (1) equipment sales margins from new lease originations, (2) origination leases for its own portfolio with a substantial rate spread,
     (3) remarketing of equipment at a profit and (4) further reducing its operating costs.

                                    14 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         (a) MBank Litigation. On August 15, 1995, the Federal Deposit Insurance Corporation (the "FDIC"), The Prudential Insurance Company ("Prudential"), Texas Commerce Bank, N.A. ("TCB") and the Company entered into a settlement agreement (the "Settlement Agreement") in connection with their respective claims in the MBank Litigation (which is discussed in detail in Footnote 15 to Notes to Consolidated Financial Statements which were included in the 1995 Form 10-K). Pursuant to the Settlement Agreement, on August 23, 1995, the Company received $10.8 million in settlement of its claims against Prudential, TCB and FDIC (see Note 2 to Notes to Consolidated Financial Statements for a discussion of how the Company has applied the settlement proceeds).

         See Note 15 to Notes to Consolidated Financial Statements included in the 1995 Form 10-K for a discussion of the claims asserted against the Company by Bank One, N.A., in its first amended complaint ("Bank One's Amended Complaint"). Bank One's Amended Complaint does not assert any money damage claims against the Company. The Company has filed a motion with the United States District Court for the Northern District of Texas, Dallas Division (the "District Court"), which has agreed to retain jurisdiction over the claims in the MBank Litigation that were not resolved in the Settlement Agreement, asking the District Court to dismiss the claims asserted against the Company in Bank One's Amended Complaint. The District Court has not ruled on the Company's motion as of the date of this Quarterly Report.

         (b) PaineWebber Class Action. The Company is not aware of any material developments with respect to this matter since the filing of the 1995 Form 10-K.

         (c) Other. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

Item 5.  Other Information
         -----------------

         (a) Nasdaq National Market System Listing. The Company's common stock is currently listed on the Nasdaq National Market System ("NMS"). The Nasdaq Stock Market, Inc. ("Nasdaq") has advised the Company that the Company is not in compliance with the minimum $1.00 bid price requirement (or the alternative $3 million value of public float requirement) for continued listing of its common stock on the NMS (both tests are collectively referred to herein as "Stock Price Requirement"). See Part I, Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters in the 1995 Form 10-K for a more detailed discussion of the events pertaining to this matter that occurred on or before August 31, 1995.

         On September 13, 1995, Nasdaq granted the Company an extension of time to comply with the Stock Price Requirement through November 1, 1995. In an effort to meet this deadline, the Company (1) on August 28, 1995, approved and announced a stock repurchase program and (2) on October 2, 1995, approved a one-for-two reverse stock split. The Company has authority

                                    15 of 20

         -----------------

         authority under the stock repurchase program to repurchase up to 500,000 shares of common stock from time to time in the open market. See Part II, Item 6. Exhibits and Report on Form 8-K, (b) and Exhibit 99 attached to the Form 8-K filed on August 31, 1995 for more information concerning the stock repurchase program. As of the date of this Quarterly Report, the Company has repurchased 110,900 shares of common stock pursuant to the repurchase program. See Part II, Item 5. Other Information, (b) Reverse Stock Split for more information concerning the reverse stock split. The reverse stock split will not be effected until the first or second week of November 1995.

         No assurance can be given that the Company will be able to satisfy the Stock Price requirement on or before November 1, 1995. The Company intends to seek an additional extension of time beyond November 1, 1995 to comply with the Stock Price Requirement. No assurance can be given that Nasdaq will grant the Company an additional extension of time beyond November 1, 1995. If the Company does not satisfy the Stock Price Requirement by November 1, 1995 and cannot obtain an additional extension of time to comply with such requirement or, if the Company obtains an additional extension of time but is not able to satisfy the Stock Price Requirement during the extension period, the Company's common stock will be de-listed form the NMS and will most likely thereafter be traded on the OTC Bulletin Board.

         (b) Reverse Stock Split. The Board of the Company has approved a one-for-two reverse split of the Company's common stock (the "Reverse Split"). Three stockholders of the Company owning approximately sixty percent (60%) of the outstanding Common Stock have approved the Reverse Split. Therefore, a vote of the stockholders at the Annual Meeting is not required. An Information Statement describing the details of the Reverse Split has been sent to each stockholder of record of the Company. The Company anticipates that the Reverse Split will become effective during the first two weeks of November 1995. Further information regarding the exchange of old stock certificates for new stock certificates will be sent to all stockholders at that time.

         (c) Change of Control. The Company has been advised that its three largest stockholders are engaged in negotiations concerning the sale of shares of Common Stock by two of them, Mr. Jacobs, a director, and Mr. Durliat, to the third, MCC, whose principals, Mr. Buckland and Mr. Walker, are also directors. The number of shares under consideration for sale would be sufficient to provide MCC, which currently owns approximately 30% of the issued and outstanding Common Stock, with more than 50% of the ownership and voting rights of the Company. While no agreement has yet been executed, the Company has been advised that the parties have substantially agreed on the consideration to be paid for the shares of Common Stock, which will include a premium to the current market price. The three stockholders are in discussions regarding the remaining terms and conditions of the proposed transaction.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders a copy of any of the exhibits listed therein upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

         b. On August 31, 1995, a Form 8-K was filed disclosing the Company's decision to repurchase up to 500,000 shares of the Company's common stock from time-to-time in the open market.

                                    16 of 20

Item No.                          Exhibit Index
--------                          -------------




11A      Computation of Primary and Fully Diluted Earnings Per Share

EX-27    Financial Data Schedule









































                                    17 of 20

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                                         Three Months Ended
                                                    ----------------------------
                                                    August 31,        August 31,
                                                       1995              1994
                                                    ----------        ----------

Shares outstanding at beginning of period           10,182,000        9,759,000

Shares issued during the period
  (weighted average)                                    39,000          298,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                                 1,809,000        2,045,000

Less shares assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                                (1,242,000)      (1,282,000)
                                                  ------------     ------------

Total shares, primary                               10,788,000       10,820,000
                                                  ============     ============

Net income                                        $     57,000     $    163,000
                                                  ============     ============

Income per common and common equivalent
  share, primary                                  $        .01     $       0.02
                                                  ============     ============














                                    18 of 20

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                         Three Months Ended
                                                     ---------------------------
                                                     August 31,       August 31,
                                                        1995             1994
                                                     ----------       ----------


Shares outstanding at beginning of period            10,182,000       9,759,000

Shares issued during the period
  (weighted average)                                     39,000         298,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                                  1,809,000       2,045,000

Less shares assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                                   (915,000)     (1,282,000)
                                                    -----------     -----------

Total shares                                         11,115,000      10,820,000
                                                    ===========     ===========

Net income                                          $    57,000     $   163,000
                                                    ===========     ===========

Income per common and common equivalent
    share                                           $       .01     $      0.02
                                                    ===========     ===========










                                    19 of 20

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     CAPITAL ASSOCIATES, INC.
                                                     Registrant


Date:  October 13, 1995                              By:/s/John E. Christensen
                                                        ----------------------
                                                     John E. Christensen,
                                                     Senior Vice-President and
                                                     Chief Financial Officer































                                    20 of 20