Form 10-Q
period 1995-11-30
CAPITAL ASSOCIATES INC
filed 1996-01-16
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    For the  quarterly  period  ended  November  30, 1995

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

       Registrant's telephone number, including area code: (303) 980-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

The number of shares outstanding of the Registrant's $.008 par value common stock at January 9, 1996, was 4,988,348.




                                     1 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets - November 30, 1995
                   and May 31, 1995                                          3

               Consolidated Statements of Income - Three and Six Months
                   Ended November 30, 1995 and 1994                          4

               Consolidated Statements of Cash Flows - Six
                   Months Ended November 30, 1995 and 1994                   5

               Notes to Consolidated Financial Statements                   6-8


     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      9-16


PART II.  OTHER INFORMATION

         Item 1.           Legal Proceedings                                17

         Item 5.           Other Information                               17-18

         Item 6.           Exhibits and Reports on Form 8-K                 18

                           Exhibit Index                                    19

                           Signature                                        21


                                     2 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                         November 30,   May 31,
                                                             1995        1995
                                                         ------------  --------

Cash and cash equivalents                                $  4,983      $    923
Accounts receivable, net of allowance for
  doubtful accounts of $313 and $308, respectively            987           563
MBank receivable                                                -        10,800
Equipment held for sale or re-lease                           156            66
Residual values and other receivables arising from
  equipment under lease sold to private investors           3,595         5,608
Net investment in direct finance leases                    21,842        19,319
Leased equipment, net                                      27,826        19,987
Investments in affiliated limited partnerships              9,492        10,316
Other                                                       1,836         2,970
Deferred income taxes                                       1,800         1,800
Notes receivable arising from sale-leaseback
  transactions                                             14,861        21,037
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                 48,816        65,283
                                                         --------      --------
                                                         $136,194      $158,672
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Working Capital Facility                                 $  1,755      $  1,531
Warehouse Facility                                         15,143        12,156
Accounts payable and other liabilities                     13,895        13,446
Term Loan                                                   8,667        10,833
Obligations under capital leases arising
  from sale-leaseback transactions                         14,865        21,024
Discounted lease rentals                                   59,490        77,192
                                                         --------      --------
                                                          113,815       136,182
                                                         --------      --------
Stockholders' equity:
    Common stock                                               32            63
    Additional paid-in capital                             17,011        16,961
    Retained earnings                                       5,634         5,517
    Treasury stock                                           (298)          (51)
                                                         --------      --------
         Total stockholders' equity                        22,379        22,490
                                                         --------      --------
                                                         $136,194      $158,672
                                                         ========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                     3 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)


                                                     Three Months Ended                      Six Months Ended
                                               -------------------------------        ------------------------------
                                               November 30,       November 30,        November 30,      November 30,
                                                  1995                1994                1995              1994

                                               ------------       ------------        ------------      ------------
Revenue:
   Equipment sales to affiliated
     limited partnerships                      $   12,119          $    7,531          $   29,566       $   16,238
   Other equipment sales                           16,498              10,895              25,065           14,112
   Leasing                                          2,542               1,625               4,784            3,723
   Interest                                         1,805               2,961               3,880            6,325
   Other                                              754               1,384               1,633            2,767
                                               ----------          ----------          ----------       ----------
   Total revenue                                   33,718              24,396              64,928           43,165
                                               ----------          ----------          ----------       ----------

Costs and expenses:
   Equipment sales                                 27,648              17,532              52,449           28,035
   Leasing                                          1,288                 821               2,625            1,748
   Operating and other expenses                     2,090               2,379               3,808            5,243
   Provision for losses                                25                  25                  50              225
   Termination of Stockholders'
     Agreement (Note 3)                                 -                   -                 325                -
   Interest:
     Non-recourse debt                              2,009               3,260               4,305            6,976
     Recourse debt                                    558                 261               1,171              549
                                               ----------          ----------          ----------       ----------
   Total costs and expenses                        33,618              24,278              64,733           42,776
                                               ----------          ----------          ----------       ----------

Net income before income taxes                        100                 118                 195              389
Income tax expense                                     40                  47                  78              155
                                               ----------          ----------          ----------       ----------
Net income                                     $       60          $       71          $      117       $      234
                                               ==========          ==========          ==========       ==========

Earnings per common and dilutive
   common equivalent share                     $     0.01          $     0.01          $     0.02       $     0.04
                                               ==========          ==========          ==========       ==========

Weighted average number of common
   and dilutive common equivalent
   shares outstanding used in
   computing earnings per share                 5,382,000           5,372,000           5,324,000        5,391,000
                                               ==========          ==========          ==========       ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                     4 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                       Six Months Ended
                                                                                -------------------------------
                                                                                November 30,       November 30,
                                                                                   1995               1994
                                                                                ------------       ------------


Net cash provided by operating activities                                         $ 21,657            $  9,672
                                                                                  --------            --------

Cash flows from investing activities:
  Equipment purchased for leasing                                                  (17,681)             (5,536)
  Investment in leased office facility and capital expenditures                       (174)                (38)
  Net receipts from affiliated public income funds ("PIFs")                            677               1,097
  Sale of a portion of the investment in Corporate Express, Inc.                         -                 677
                                                                                  --------            --------
Net cash used for investing activities                                             (17,178)             (3,800)
                                                                                  --------            --------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals                                         1,405               1,215
  Principal payments on discounted lease rentals                                    (2,641)             (3,722)
  Proceeds from sales of common stock                                                   19                 212
  Repurchases of common stock                                                         (247)                  -
  Net borrowings (payments) on recourse debt                                         1,045              (3,159)
                                                                                  --------            --------
Net cash used for financing activities                                                (419)             (5,454)
                                                                                  --------            --------

Net increase (decrease) in cash and cash equivalents                                 4,060                 418

Cash and cash equivalents at beginning of period                                       923               2,072
                                                                                  --------            --------

Cash and cash equivalents at end of period                                        $  4,983            $  2,490
                                                                                  ========            ========

Supplemental schedule of cash flow information:
  Recourse interest paid                                                          $  1,070            $    538
  Non-recourse interest paid                                                           403                 640
  Income taxes paid                                                                  1,567                 319
Supplemental schedule of non-cash investing and financing activities:
  Discounted lease rentals assigned to lenders arising from
    equipment sales transactions                                                         -               3,123
  Assumption of discounted lease rentals in lease acquisitions                           -               3,347
  Increase in residual values and other receivables relating to
    equipment sale transactions                                                        897                 558
  Cancellation of discounted lease rentals related to bankrupt lessee                    -                 518



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                     5 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.  Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10- Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (the "1995 Form 10-K"), previously filed with the Securities and Exchange Commission.

    The balance sheet at May 31, 1995 has been derived from the audited financial statements included in the Company's 1995 Form 10-K.

    Certain reclassifications have been made to prior periods' financial statements to conform to the current periods' presentation.


2.  MBank Proceeds
    --------------

    On August 23, 1995, the Company received $10.8 million in settlement of its claims in connection with the MBank Litigation (which is discussed in detail in Footnote 15 to Notes to Consolidated Financial Statements to the 1995 Form 10-K). In accordance with the terms of the settlement, on August 28, 1995, the Company delivered $2.2 million to Bank One Texas, N.A. ("Bank One"), in repayment of the monies received from Bank One in 1992 (along with interest thereon), as required by that certain Purchase Agreement, dated as of December 30, 1991, by and among the Company and Bank One. On September 8, 1995, Bank One, which is pursuing its lawsuit to obtain title to the MBank Equipment (see Part II, Item 1. LEGAL PROCEEDINGS, (a) MBANK LITIGATION), rejected the tender and returned the $2.2 million to the Company (while purporting to reserve all rights to make a claim to such funds in the future). On September 12, 1995, the Company deposited the $2.2 million returned by Bank One in an interest-bearing escrow account with Norwest Bank, N.A., pending resolution of Bank One's ongoing claims to the MBank Equipment. The Company used the balance of the settlement proceeds, i.e., $8.6 million, to paydown its short-term, recourse Working Capital Facility and Warehouse Facility.




                                     6 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.  Termination of Stockholders' Agreement
    --------------------------------------

    Effective as of August 31, 1995, Mr. Durliat, a stockholder of the Company, Mr. Jacobs, a stockholder and director of the Company, and the Company, constituting all of the remaining parties to the Stockholders' Agreement (see Exhibits 10.5(a), 10.5(b) and 10.42 referenced in the 1995 Form 10-K) agreed to terminate the Stockholders' Agreement. In connection therewith, the Company notified Messrs. Durliat and Jacobs that it intended to cease making premium payments for the key-man life insurance maintained by the Company to fund its obligation to repurchase Mr. Durliat's and Mr. Jacobs' Company common stock upon the occurrence of certain events and, in accordance with the terms of the Stockholders' Agreement, Mr. Durliat and Mr. Jacobs exercised their options to acquire such insurance policies for fifty percent (50%) of their net cash surrender values. In November 1995, Mr. Durliat paid to the Company $218,933.41 for the insurance policies maintained by the Company on Mr. Durliat's life, and Mr. Jacobs paid to the Company $128,164.00 for the insurance policies maintained by the Company on Mr. Jacob's life. During fiscal year 1995, the Company paid premiums of $51,212 and $37,323, respectively, with respect to the life insurance policies covering Mr. Durliat and Mr. Jacobs.


4.  Cash and Cash Equivalents
    -------------------------

    Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

5.  Reverse Split
    -------------

    On November 2, 1995, after obtaining the necessary Board of Director and stockholder approvals, the Company amended its Certificate of Incorporation to effect a reverse split of its common stock pursuant to which each share of common stock issued and outstanding immediately prior to the effective date of the reverse split was automatically reclassified as, and changed into, one-half (1/2) share of common stock. The reverse split did NOT change
    (1) the par value of the common stock (which remains $.008 per share after the reverse split), (2) the authorized number of shares of common stock (which remains at 15,000,000 shares after the reverse split) or (3) the voting rights of the common stock (which remain at one vote per share of common stock after the reverse split). Fractional shares of common stock created in the reverse split were redeemed for cash pursuant to the formula set forth in the Certificate of Amendment to the Certificate of Incorporation of the Company.





                                     7 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.  Change in Control of Registrant
    -------------------------------

    On November 10, 1995, MCC Financial ("MCC") acquired voting control of Capital Associates, Inc. (the "Company") through a private stock transaction and the delivery of proxies for shares of common stock subject to purchase in the future pursuant to agreements (the "Stock Purchase Agreements") executed by and between MCC and Gary M. Jacobs and Jack M. Durliat, two of the Company's largest shareholders. Pursuant to these Stock Purchase Agreements, MCC acquired 65,120 shares of common stock (reported post-reverse split) for a purchase price of $3.30 per share or an aggregate amount of $214,896. In addition, MCC acquired the right to purchase an additional 1,245,000 shares of common stock (reported on a post-split basis) in the future for an aggregate purchase price of approximately $4.5 million. See Part II, Item 6, EXHIBITS AND REPORTS ON FORM 8-K (b) and Exhibit 99 attached to the Form 8-K filed on November 22, 1995, for more information concerning the change in control of the Company and the terms of the November 10, 1995 transaction.

    On January 9 and 10, 1996, MCC completed the purchase of 550,000 shares of common stock (reported post-reverse split) for a purchase price of $3.30 per share or an aggregate amount of $1,815,000. See Part II, Other Information,
    Item 6, EXHIBITS AND REPORTS ON FORM 8-K (b) and Exhibit 99 attached to the Form 8-K filed on January 16, 1996, for more information concerning purchase by MCC of the additional 550,000 shares of common stock from Messrs. Durliat and Jacobs.

                                     8 of 21

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


                                            Condensed Consolidated                     Condensed Consolidated
                                           Statements of Operations                   Statements of Operations
                                             for the Three Months                        for the Six Months
                                              ended November 30,                         ended November 30,
                                           ------------------------    Effect on      ------------------------   Effect on
                                             1995            1994      net income       1995            1994     net income
                                           --------        --------    ----------     --------        --------   ----------
                                                                            (in thousands)

     Equipment sales margin                $    969        $   894      $    75       $  2,182        $  2,315   $   (133)
     Leasing margin (net of interest
       expense on discounted lease rentals)   1,050            505          545          1,734           1,324        410
     Other income                               754          1,384         (630)         1,633           2,767     (1,134)
     Operating and other expenses            (2,090)        (2,379)         289         (3,808)         (5,243)     1,435
     Provision for losses                       (25)           (25)           -            (50)           (225)       175
     Termination of Stockholders' Agreement      -              -             -           (325)              -       (325)
     Interest expense on recourse debt         (558)          (261)        (297)        (1,171)           (549)      (622)
     Income taxes                               (40)           (47)           7            (78)           (155)        77
                                           --------        -------      -------       --------        --------   --------
       Net income                          $     60        $    71      $   (11)      $    117        $    234   $   (117)
                                           ========        =======      =======       ========        ========   ========



     Equipment Sales
     ---------------

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):

                                                          Three Months Ended November 30,
                                                   ----------------------------------------------            Increase
                                                           1995                      1994                   (Decrease)
                                                   --------------------      --------------------      --------------------
                                                   Revenue       Margin      Revenue       Margin      Revenue       Margin
                                                   -------       ------      -------       ------      -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs         $ 12,119      $  207      $  7,531       $  206     $  4,588       $    1
       Equipment under lease sold to
         private investors                          15,954         443         9,924           70        6,030          373
                                                  --------      ------      --------       ------     --------       ------
                                                    28,073         650        17,455          276       10,618          374
                                                  --------      ------      --------       ------     --------       ------
     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                    387         166           673          327         (286)        (161)
       Sales-type leases                                56          52           124          117          (68)         (65)
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                            101         101           174          174          (73)         (73)
                                                  --------      ------      --------       ------     --------       ------
                                                       544         319           971          618         (427)        (299)
       Provision for losses                              -         (25)            -          (25)           -            -
                                                  --------      ------      --------       ------     --------       ------
       Realization of value in excess of
         provision for losses                          544         294           971          593         (427)        (299)
                                                  --------      ------      --------       ------     --------       ------

     Total equipment sales                        $ 28,617      $  944      $ 18,426       $  869     $ 10,191       $   75
                                                  ========      ======      ========       ======     ========       ======


                                     9 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     Equipment Sales, continued
     ---------------

                                                           Six Months Ended November 30,
                                                   ----------------------------------------------            Increase
                                                           1995                      1994                   (Decrease)
                                                   --------------------      --------------------      --------------------
                                                   Revenue       Margin      Revenue       Margin      Revenue       Margin
                                                   -------       ------      -------       ------      -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs         $ 29,566     $   557      $ 16,238      $   427     $ 13,328       $  130
       Equipment under lease sold to
         private investors                          23,645         764        11,722          256       11,923          508
                                                  --------     -------      --------      -------     --------       ------
                                                    53,211       1,321        27,960          683     $ 25,251       $  638
                                                  --------     -------      --------      -------     --------       ------

     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                    840         449         1,078          585         (238)        (136)
       Sales-type leases                               279         111           602          337         (323)        (226)
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                            301         301           710          710         (409)        (409)
                                                  --------     -------      --------      -------     --------       ------
                                                     1,420         861         2,390        1,632         (970)        (771)
       Provision for losses                              -         (50)            -         (225)           -          175
                                                  --------     -------      --------      -------     --------       ------
       Realization of value in excess of
         provision for losses                        1,420         811         2,390        1,407         (970)        (596)
                                                  --------     -------      --------      -------     --------       ------
     Total equipment sales                        $ 54,631     $ 2,132      $ 30,350      $ 2,090     $ 24,281       $   42
                                                  ========     =======      ========      =======     ========       ======


     Equipment Sales to PIFs and to Private Investors
     ------------------------------------------------

     Equipment sales to PIFs and equipment sales to private investors increased during the three and six months ended November 30, 1995, as compared to the comparable periods in fiscal 1995, principally because more leases were identified and closed due to the increased productivity of the field lease originations team. The increased volume of the field lease originators is primarily due to the Company's efforts to improve its marketing activities including focusing on customer relationships. In this regard, lease originations from one customer relationship accounted for approximately one-third of the total lease originations volume for the first six months of fiscal 1996. Total lease origination volume for the six months ended November 30, 1995 increased 65% over total lease originations volume for the comparable period in 1995.



                                    10 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Provision for Losses
     -----------------------------------------------------


     The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses for the three and six months ended November 30, 1995, even without considering realizations from remarketing activities recorded as leasing margin as discussed below. This circumstance of realizing in excess of the aggregate carrying value on the Company's portfolio has occurred for the last fourteen quarters.

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

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the amount of equipment leases that mature in a particular quarter. In general, because the Company did not significantly add to its lease portfolio during the four years prior to May 31, 1995, fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1995. For this reason, remarketing revenue declined during the three and six months ended November 30, 1995, as compared to the comparable periods in fiscal 1995. Remarketing revenue and margin are expected to decline further in future quarters as maturing leases continue to decrease. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after the initial term (which averages approximately four years).








                                    11 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN AND EQUIPMENT UNDER LEASE

     Leasing margin consists of the following (in thousands):


                                              Three Months Ended                  Six Months Ended
                                                   November 30,                      November 30,
                                            ------------------------            --------------------
                                             1995              1994              1995          1994
                                            ------            ------            ------        ------

     Leasing revenue                       $  2,542          $ 1,625          $  4,784       $  3,723
     Leasing costs and expenses              (1,288)            (821)           (2,625)        (1,748)
     Net interest expense on related
       discounted lease rentals                (204)            (299)             (425)          (651)
                                           --------          -------          --------       --------
         Leasing margin                    $  1,050          $   505          $  1,734       $  1,324
                                           ========          =======          ========       ========
         Leasing margin ratio                   41%              31%               36%            36%
                                                ==               ==                ==             ==

     The increase in leasing revenue, leasing costs and expenses and leasing margin during the three and six months ended November 30, 1995, as compared to the comparable periods in fiscal 1995, was primarily due to growth in the Company's lease portfolio. These revenue and expense amounts are expected to increase further as the Company continues to grow its lease portfolio. Net interest expense on discounted lease rentals (funded with non-recourse debt) did not grow proportionately because the Company is using its recourse debt facility to finance (i) leases held for its own account and (2) leases held pending sale to the PIFs and third-party investors.

     The changes in the Company's equipment under lease during the six months ended November 30, 1995 consisted of the following (in thousands):


                                                                                    Discounted lease
                                                           Direct finance           rentals, net of
                                                         leases, operating          discounted lease
                                                          leases, net and           rentals assigned        Net investment
                                                          equipment held          to lenders arising          in leased
                                                       for sale or re-lease        from equipment sales       equipment
                                                       --------------------        --------------------     --------------

     As of May 31, 1995                                   $  39,372                   $ (11,909)                $ 27,463
     Leases added to the Company's lease
       portfolio (a portion of which will be sold
       during the remainder of fiscal year 1996)             20,844                      (1,405)                  19,439
     Leases sold to PIFs and private investors               (4,857)                          -                   (4,857)
     Related provision for losses                               (50)                          -                      (50)
     Change as a result of portfolio run-off                 (5,485)                      2,640                   (2,845)
                                                          ---------                   ---------                 --------
     As of November 30, 1995                              $  49,824                   $ (10,674)                $ 39,150
                                                          =========                   =========                 ========

                                    12 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     OTHER INCOME

     Other Income consists of the following (in thousands):


                                                          Three Months Ended                  Six Months Ended
                                                            November 30,                      November 30,
                                                      ------------------------            --------------------
                                                       1995              1994              1995          1994
                                                      ------            ------            ------        ------

     Fees and distributions from the
       Company-sponsored PIFs                         $ 677             $  784           $ 1,356        $ 1,562
     Sale of the investment in Corporate
       Express, Inc. stock                                -                411                 -            671
     Interest on income tax refunds                       -                  -                 -            178
     Interest on MBank receivable                         -                  -               141              -
     Other, principally recovery of sales and
       property tax amounts previously expensed          77                189               136            356
                                                      -----             ------           -------        -------
                                                      $ 754            $ 1,384           $ 1,633        $ 2,767
                                                      =====            =======           =======        =======


     OPERATING AND OTHER EXPENSES

     Operating and Other Expenses decreased $1.4 million (27%) for the first six months ended November 30, 1995 as compared to the comparable period in
     fiscal  1995.  The  decrease   included  the  following  more   significant
     reductions:

     *   $650,000  of   capitalized   initial  direct  costs  related  to  lease
         origination   volume.
     *   $250,000  of  insurance  costs.
     * $200,000 difference between estimated incentive compensation and actual payments as modified by the Company's Board of Directors.
     *   $150,000  of  eliminated   restructuring  costs   associated  with  the
         Company's prior debt facility.
     *   $150,000 of legal fees primarily related to the MBank litigation.

     As of November 30, 1995, the Company had 96 full-time employees, compared to 91 full-time employees at November 30, 1994. The growth is due to increases in the number of revenue producing lease origination, private equity syndication and PIF wholesaler personnel.



                                    13 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


I.   Results of Operations, continued
     ---------------------

     TERMINATION OF STOCKHOLDERS' AGREEMENT EXPENSE

     See Note 3 to Notes to Consolidated Financial Statements for more information concerning (1) the termination of the Stockholders' Agreement,
     (2) the termination of the Company's obligation to continue to make premium payments on certain key-man life insurance policies and (3) the payments the Company received from the two stockholders to whom the policies were assigned.

     INTEREST INCOME AND EXPENSE

     Interest revenue arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Operations reflect an equal amount of interest expense. The decline in non-recourse interest expense (net of the associated interest revenue) is due to portfolio run-off.

     Recourse interest expense increased during the first six months of fiscal 1996, as compared to the first six months of fiscal 1995. As discussed above, the Company is financing more lease originations with its recourse lines of credit.

     INCOME TAXES

     Income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%.

     As discussed in Note 6 to Notes to Consolidated Financial Statements, a transaction was completed in which the Company's largest shareholder obtained more than fifty percent of the ownership and voting rights of the Company ("a change in control"). Upon completion of a change in control, depending upon the terms and conditions of such transaction, under federal income tax rules, the amount of ITC carryforwards and AMT carryforwards that could be utilized to reduce income tax liability in any year may be significantly limited. However, the Company had previously established a valuation allowance for deferred taxes due to uncertainty that the full amount of the ITC carryforward would be utilized prior to expiration. The change in control and any resulting limitation on the ITC carryforward is not expected to reduce the recoverability of the amount of the deferred income tax assets, net of the valuation allowance.


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

                                    14 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


II.  Liquidity and Capital Resources, continued
     -------------------------------

     On August 23, 1995, the Company received $10.8 million in settlement of its claims in the MBank Litigation. On September 12, 1995, the Company deposited $2.2 million of the settlement proceeds in an interest-bearing escrow account with Norwest Bank, N.A., pending resolution of Bank One's ongoing claims to the MBank Equipment. The Company used the balance of the settlement proceeds, i.e., $8.6 million, to paydown its short-term, recourse Working Capital Facility and Warehouse Facility. For more information concerning this matter, see Note 2 to Notes to Consolidated Financial Statements. After application of the MBank settlement proceeds, as of November 30, 1995, the outstanding balance and the availability under
     (1) the Working Capital Facility were $1.8 and $3.2 million, respectively, and (2) the Warehouse Facility were $15.1 million and $16.9 million, respectively. Management believes that the Company has adequate financial resources to fund its operations during the remainder of fiscal year 1996.

     The Company's Credit Agreement matures on January 31, 1996. The Company has received acknowledgment that the Credit Agreement will be extended without material changes through November 30, 1996. The Company expects the renewal to be signed prior to January 31, 1996.

     During the first six months of fiscal 1996, lease originations of $67 million were financed through $26.4 million of sales to the PIFs, $19.9 million of sales to private investors, and the remainder of approximately $20.7 million, which leases are held for the Company's account, through the use of the Company's cash, accounts payable and the Warehouse Facility.

     During July 1995, the Company and certain of its sponsored PIFs entered into an agreement with a lender to debt finance up to $50 million of lease receivables as part of a lease securitization program. As with nonrecourse debt financings of lease rentals, securitized financings are also collateralized by the leased equipment and related rentals, and the Company has no recourse liability to the lender for repayment of the debt. The Company selected this securitized debt vehicle because of attractive interest rates. Aggregate closings to date were $14.4 million for the Company and its PIFs.

     Currently the Company is offering units of CPYF-III for sale to the public. During the first fiscal six months 1996, the Company sold $11.5 million of Class A units of CPYF-III (bringing total sales of Class A units of CPYF-III to $35.2 million). During the remainder of fiscal year 1996, the Company has up to $14.8 million of Class A units in CPYF-III available for sale, which will represent a source of liquidity and acquisition fee income for the Company. During the fourth fiscal quarter 1996, CPYF-III will cease offering units for sale to the public. The Company intends to offer a succeeding program upon the closing of the offering of units of CPYF-III for sale to the public.





                                    15 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

III. Business Plan
     -------------

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

     In addition to factors related to growing the portfolio discussed above, operating results are subject to fluctuations resulting from several other factors, including variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs, OLs, or sold for fee income. The Company will adjust these percentages from time to time, when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration and residual risk.

     Finally, the Company's operating results may be affected by its cost, and the availability of additional sources, of capital. The cost of funds for many of the Company's competitors is lower than the Company's cost of funds. The Company continues to explore all possible sources of additional, lower cost capital, including obtaining additional capital from sales of a greater number of leases to private equity purchasers, factoring lease receivables, securitizing lease receivables and structuring other forms of creative lease/debt financing.







                                    16 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         (a) MBANK LITIGATION. See Note 15 to Notes to Consolidated Financial Statements included in the 1995 Form 10-K for a discussion of the claims asserted against the Company by Bank One, N.A., in its first amended complaint ("Bank One's Amended Complaint"). Bank One's Amended Complaint does not assert any money damage claims against the Company. The Company has filed a motion with the United States District Court for the Northern District of Texas, Dallas Division (the "District Court"), which has agreed to retain jurisdiction over the claims in the MBank Litigation that were not resolved in the Settlement Agreement, asking the District Court to dismiss the claims asserted against the Company in Bank One's Amended Complaint. Bank One, The Prudential Insurance Company, Texas Commerce Bank, N.A., and Federal Deposit Insurance Company have filed summary judgment motions against each other concerning ownership of the Equipment (the "Other Party Claims"). As of the date of this Quarterly Report, the District Court has not ruled on (i) the Company's motion or (2) any of the Other Party Claims.

         Also see Note 2 to Notes to Financial Statements for information concerning how the Company applied the settlement proceeds.

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


Item 5.  Other Information
         -----------------

         (a) NASDAQ NATIONAL MARKET SYSTEM LISTING. In December 1995, the Nasdaq Stock Market, Inc. ("Nasdaq") affirmed the Company's eligibility for continued listing on the Nasdaq National Market.

         (b) STOCK REPURCHASE. The Company on August 28, 1995, approved and announced a stock repurchase program. The Company has authority under the stock repurchase program to repurchase up to 500,000 shares of stock from time to time in the open market. As of the date of this quarterly report, the Company has repurchased 129,350 shares of common stock at an average price of $1.89 (reported on a post-split basis) pursuant to the repurchase program.

                                    17 of 21

         -----------------

         (c) REVERSE STOCK SPLIT. The Board of the Company approved a one-for-two reverse split of the Company's common stock (the "Reverse Split"). The Reverse Split was effective as of November 2, 1995. See
         Note 5 to Notes to Consolidated Financial Statements for more information concerning the reverse split.

         (d) CHANGE OF CONTROL. See Part II, Item 6, EXHIBITS AND REPORTS ON FORM 8-K (b) and Exhibit 99 attached to the Forms 8-K filed on November 22, 1995 and January 16, 1996, for information concerning the change in control of the Company. See also Note 6 to Notes to Consolidated Financial Statements for more information concerning the change of control transaction.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a. Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders a copy of any of the exhibits listed therein upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

         -   Amendment  to  Certificate   of  Incorporation  and  Reverse  Split
             Information Statement.
         -   Termination Agreement

         b. On November 22, 1995, a Form 8-K was filed disclosing a change in control of the Company. On January 16, 1996, a second Form 8-K was filed with respect to that transaction.

                                    18 of 21

Item No.                             Exhibit Index
--------                             -------------

4.2(a) Certificate of Incorporation as filed on October 17, 1986, incorporated by reference to 4.2(a) of the December 15, 1995 Form S-3.

4.2(b) Certificate of Amendment to Certificate of Incorporation, as filed on March 3, 1987, incorporated by reference to 4.2(a) of the December 15, 1995 Form S-3.

4.2(c) Certificate of Amendment of Certificate of Incorporation, as filed on November 2, 1995, incorporated by reference to 4.2(a) of the December 15, 1995 Form S-3.

10.50 Termination Agreement effective as of August 31, 1995 by and among Jack Durliat, Gary M. Jacobs and CAI and CAII.

11A Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as dilution is less than 3%.

27       Financial Data Schedule

99       Information Statement filed on Form DEF 14C on October 13, 1995.




                                    19 of 21

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE



                                                              Three Months Ended                     Six Months Ended
                                                        ------------------------------       ------------------------------
                                                        November 30,      November 30,       November 30,      November 30,
                                                           1995               1994               1995              1994
                                                        ------------      ------------       ------------      ------------


Shares outstanding at beginning of period                 5,113,000         5,031,000          5,091,000         4,880,000

Repurchases of common stock                                (129,000)                -           (129,000)                -

Shares issued during the period
  (weighted average)                                          3,000             2,000             23,000           151,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                                      1,003,000           943,000            954,000           983,000

Less shares assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                                       (608,000)         (604,000)          (615,000)         (623,000)
                                                         ----------        ----------        -----------       -----------
Total shares, primary                                     5,382,000         5,372,000          5,324,000         5,391,000
                                                         ==========        ==========        ===========       ===========

Net income                                               $   60,000        $   71,000        $   117,000       $   234,000
                                                         ==========        ==========        ===========       ===========
Income per common and common
  equivalent share, primary                              $     0.01        $     0.01  $           0.02        $      0.04
                                                         ==========        ==========  ================        ===========










                                    20 of 21

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAPITAL ASSOCIATES, INC.
                                    Registrant


Date:  January 16, 1996             By:  /s/John E. Christensen
                                         ----------------------
                                         John E. Christensen,
                                         Senior Vice-President and
                                         Chief Financial Officer


























                                    21 of 21