Form 10-Q
period 1996-02-29
CAPITAL ASSOCIATES INC
filed 1996-04-12
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 29, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-15525



                            CAPITAL ASSOCIATES, INC.
             ------------------------------------------------------
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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's $.008 par value common stock at April 5, 1996, was 4,988,723.




                                     1 of 24

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

     Item 1.    Financial Statements (Unaudited)

                Consolidated Balance Sheets - February 29, 1996
                   and May 31, 1995                                         3

                Consolidated Statements of Income - Three and Nine Months
                   Ended February 29, 1996 and February 28, 1995            4

                Consolidated Statements of Cash Flows - Nine
                   Months Ended February 29, 1996 and February 28, 1995     5

                Notes to Consolidated Financial Statements                 6-9


     Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    10-19


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                          20

     Item 5.    Other Information                                          21

     Item 6.    Exhibits and Reports on Form 8-K                           21

                Exhibit Index                                              22

                Signature                                                  24


                                     2 of 24

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                        February 29,     May 31,
                                                            1996          1995
                                                        ------------     -------

Cash and cash equivalents                                $   5,548    $     923
Receivable from affiliated limited partnerships                766          741
Accounts receivable, net of allowance for
  doubtful accounts of $44 and $48, respectively               300          106
MBank receivable                                                 -       10,800
Equipment held for sale or re-lease                            223           66
Residual values and other receivables arising from
  equipment under lease sold to private investors            3,603        5,608
Net investment in direct finance leases                     18,858       19,319
Leased equipment, net                                       31,82        19,987
Investments in affiliated limited partnerships               9,103       10,316
Other                                                        3,118        2,970
Deferred income taxes                                        1,800        1,800
Notes receivable arising from sale-leaseback
  transactions                                              11,674       21,037
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                  32,331       65,283
                                                         ---------    ---------
                                                         $ 119,153    $ 158,956
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Working Capital Facility                                 $     748    $   1,531
Warehouse Facility                                          12,106       12,156
Accounts payable and other liabilities                      17,839       13,730
Term Loan                                                    7,583       10,833
Obligations under capital leases arising from
  sale-leaseback transactions                               11,684       21,024
Discounted lease rentals                                    46,678       77,192
                                                         ---------    ---------
                                                            96,638      136,466
                                                         ---------    ---------
Stockholders' equity:
  Common stock                                                  32           63
  Additional paid-in capital                                17,011       16,961
  Retained earnings                                          5,770        5,517
  Treasury stock                                              (298)         (51)
                                                         ---------    ---------
     Total stockholders' equity                             22,515       22,490
                                                         ---------    ---------
                                                         $ 119,153    $ 158,956
                                                         =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 24

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)


                                               Three Months Ended                        Nine Months Ended
                                          -------------------------------        ------------------------------
                                          February 29,       February 28,        February 29,      February 28,
                                             1996                1995                1996              1995
                                          ------------       ------------        ------------      ------------

Revenue:
  Equipment sales to affiliated
    limited partnerships                  $     9,580         $   14,698          $   39,145        $   30,936
  Other equipment sales                        44,218              9,071              69,284            23,184
  Leasing                                       2,692              1,867               7,476             5,590
  Interest                                      1,630              2,671               5,510             8,996
  Other                                           969              1,164               2,601             3,930
                                          -----------         ----------          ----------        ----------
   Total revenue                               59,089             29,471             124,016            72,636
                                          -----------         ----------          ----------        ----------

Costs and expenses:
  Equipment sales                              53,033             22,372             105,481            50,407
  Leasing                                       1,409                965               4,033             2,713
  Operating and other expenses                  1,997              2,275               5,806             7,518
  Provision for losses                             25                425                  75               650
  Termination of Stockholders'
    Agreement (Note 3)                              -                  -                 325                 -
  Interest:
    Non-recourse debt                           1,905              2,927               6,210             9,903
    Recourse debt                                 493                417               1,664               966
                                          -----------         ----------          ----------        ----------
  Total costs and expenses                     58,862             29,381             123,594            72,157
                                          -----------         ----------          ----------        ----------

Net income before income taxes                    227                 90                 422               479
Income tax expense                                 91                 36                 169               191
                                          -----------         ----------          ----------        ----------
Net income                                $       136         $       54          $      253        $      288
                                          ===========         ==========          ==========        ==========

Earnings per common and dilutive
   common equivalent share                $      0.03         $     0.01          $     0.05        $     0.05
                                          ===========         ==========          ==========        ==========

Weighted average number of common
   and dilutive common equivalent
   shares outstanding used in
   computing earnings per share             5,297,000          5,330,000           5,315,000         5,416,000
                                          ===========         ==========          ==========        ==========

                   The accompanying notes are an integral part of these consolidated financial statements.


                                     4 of 24

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Nine Months Ended
                                                                                     February 29,       February 28,
                                                                                         1996                1995
                                                                                     ------------       ------------

Net cash provided by operating activities                                              $ 26,619          $  13,718
                                                                                       --------          ---------

Cash flows from investing activities:
    Equipment purchased for leasing                                                      (20,877)          (12,627)
    Investment in leased office facility and capital expenditures                           (163)              (40)
    Net receipts from affiliated public income funds ("PIFs")                              1,037             1,595
    Sale of a portion of the investment in Corporate Express, Inc.                             -               677
                                                                                        --------         ---------
Net cash used for investing activities                                                   (20,003)          (10,395)
                                                                                        --------         ---------

Cash flows from financing activities:
    Proceeds from discounting of lease rentals                                             6,675             1,215
    Principal payments on discounted lease rentals                                        (4,237)           (6,691)
    Deferred financing costs                                                                (118)             (471)
    Proceeds from sales of common stock                                                       19               221
    Repurchases of common stock                                                             (247)                -
    Net borrowings (payments) on recourse debt                                            (4,083)            2,286
                                                                                        --------         ---------
Net cash used for financing activities                                                    (1,991)           (3,440)
                                                                                        --------         ---------

Net increase (decrease) in cash and cash equivalents                                       4,625              (117)
Cash and cash equivalents at beginning of period                                             923             2,072
                                                                                        --------         ---------
Cash and cash equivalents at end of period                                              $  5,548         $   1,955
                                                                                        ========         =========

Supplemental schedule of cash flow information:
    Recourse interest paid                                                              $  1,556         $     937
    Non-recourse interest paid                                                               702               876
    Income taxes paid                                                                      1,598             1,254
Supplemental schedule of non-cash investing and financing activities:
    Discounted lease rentals assigned to lenders arising from
      equipment sales transactions                                                             -             3,123
    Assumption of discounted lease rentals in lease acquisitions                               -             5,550
    Increase in residual values and other receivables relating to
      equipment sale transactions                                                            897               609
    Cancellation of discounted lease rentals related to bankrupt lessee                        -               518

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 24

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995 (the "1995 Form 10-K"), previously filed with the Securities and Exchange Commission.

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




                                     6 of 24

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

                                     7 of 24

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   Change in Control of Registrant, continued
     -------------------------------

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

     On January 9 and 10, 1996, MCC completed the purchase of 550,000 shares of common stock (reported post-reverse split) from Messrs. Durliat and Jacobs for a purchase price of $3.30 per share or an aggregate amount of $1,815,000. See Part II, Other Information, Item 6, EXHIBITS AND REPORTS ON FORM 8-K (b) and Exhibit 99 attached to the Form 8-K filed on January 16, 1996, for more information concerning the purchase by MCC of the additional 550,000 shares of common stock from Messrs. Durliat and Jacobs.

7.   Bankrupt Lessee
     ---------------

     In June 1995, Grand Palais Riverboat, Inc. (the "Lessee"), failed to make lease payments under a lease of riverboat gaming equipment with the Company (the "Lease"). Demand was made upon the lessee, co-lessees and guarantors (Hemmeter Enterprises, Inc., BWBH, Inc., BWCC, Inc., Christopher Hemmeter and Mark Hemmeter, collectively, the "Guarantors"), but no payments were received. In July 1995, the Lessee filed for Chapter 11 bankruptcy protection. In October 1995, the Company obtained a judgment against the Guarantors for the amounts due and owing under the lease, including fees and late charges. In November 1995, Hemmeter Enterprises, Inc., BWBH, Inc., and BWCC, Inc. filed for Chapter 11 bankruptcy protection. The aggregate net book value of the equipment under the Lease was approximately $3 million at May 31, 1995. Due to uncertainties regarding the realization of the Company's investment, a provision for loss of $750,000 with respect to the Lease was recorded at May 31, 1995.

     The Company has negotiated an agreement with the Guarantors for the payment of the judgment amount. The agreement provides for the delivery of two promissory notes by the Guarantors to the Company. The first promissory note, which has a two and one-half year term, is in the principal amount of $1,621,329. The second promissory note, which has a five year term, is in the principal amount of $3,000,000. The agreement further provides that any proceeds received by the Company from the sale of the gaming equipment to the purchaser of the Lessee's riverboat (see the discussion in the immediately following paragraph) will be credited against the payments due under the five-year note.



                                     8 of 24

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   Bankrupt Lessee, continued
     ---------------

     The Company also has negotiated an agreement to sell the gaming equipment for approximately $2.5 million to the party purchasing the riverboat out of the Lessee's Chapter 11 bankruptcy proceeding. The purchase price, which will be evidenced by a promissory note, is payable in monthly installments over eighteen months and will be secured by a first priority, perfected security interest in the gaming equipment.

     The agreement with the Guarantor and the agreement to sell the gaming equipment are part of the plans or reorganization of the Lessee and the Guarantors. Both plans have been confirmed by the bankruptcy court and both agreements have been approved by the creditors of the Lessee and the Guarantors. However, the effective date of the plan (and, hence, both agreements) and the commencement of payments under the agreements is contingent on closing of the sale of the riverboat, which is anticipated to occur during the fourth fiscal quarter 1996.



                                     9 of 24

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


                                                Condensed Consolidated                       Condensed Consolidated
                                                 Statements of Income                         Statements of Income
                                               or the three months ended                    for the nine months ended
                                              February 29,    February 28,                 February 29,   February 28,
                                              ------------    ------------    Effect on    ------------   ------------    Effect on
                                                  1996             1995       net income       1996            1995       net income
                                              ------------    ------------    ----------   ------------   ------------    ----------
                                                                                   (in thousands)

     Equipment sales margin                    $    765        $  1,397       $   (632)      $  2,948       $  3,713       $   (765)
     Leasing margin (net of interest
       expense on discounted lease rentals)       1,008             646            362          2,743          1,970            773
     Other income                                   969           1,164           (195)         2,601          3,930         (1,329)
     Operating and other expenses                (1,997)         (2,275)           278         (5,806)        (7,518)         1,712
     Provision for losses                           (25)           (425)           400            (75)          (650)           575
     Termination of Stockholders'
       Agreement                                      -               -              -           (325)             -           (325)
     Interest expense on recourse debt             (493)           (417)           (76)        (1,664)          (966)          (698)
     Income taxes                                   (91)            (36)           (55)          (169)          (191)            22
                                                -------        --------       --------       --------       --------       --------
     Net income                                 $   136        $     54       $     82       $    253       $    288       $    (35)
                                                =======        ========       ========       ========       ========       ========

     Equipment Sales
     ---------------

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):


                                                                           Three Months Ended
                                                            ----------------------------------------------            Increase
                                                              February 29, 1996         February 28, 1995            (Decrease)
                                                            --------------------      --------------------      --------------------
                                                            Revenue      Margin       Revenue      Margin       Revenue       Margin
                                                            -------     --------      -------     --------      -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs                   $ 9,580     $    222      $14,698     $    350      $ (5,118)     $(128)
       Equipment under lease sold to
         private investors                                   43,711          343        7,447           78        36,264        265
                                                            -------     --------      -------     --------      --------      -----
                                                             53,291          565       22,145          428        31,146        137
                                                            -------     --------      -------     --------      --------      -----
     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                             435          128        1,029          478          (594)      (350)
       Sales-type leases                                          -            -          449          345          (449)      (345)
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                                      72           72          146          146           (74)       (74)
                                                            -------     --------      -------     --------      --------      -----
                                                                507          200        1,624          969        (1,117)      (769)
       Provision for losses                                       -          (25)           -         (425)            -        400
                                                            -------     --------      -------     --------      --------      -----
       Realization of value in excess of
         provision for losses                                   507          175        1,624          544        (1,117)      (369)
                                                            -------     --------      -------     --------      --------      -----
     Total equipment sales                                  $53,798     $    740      $23,769     $    972      $ 30,029      $(232)
                                                            =======     ========      =======     ========      ========      =====


                                    10 of 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Equipment Sales, continued
     ---------------


                                                                            Nine Months Ended
                                                            ----------------------------------------------            Increase
                                                              February 29, 1996         February 28, 1995            (Decrease)
                                                            --------------------      --------------------      --------------------
                                                            Revenue      Margin       Revenue      Margin       Revenue       Margin
                                                            -------     --------      -------     --------      -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs                   $ 39,145    $    779      $30,936     $    778     $  8,209     $     1
       Equipment under lease sold to
         private investors                                    67,356       1,108       19,169          336       48,187         772
                                                            --------    --------      -------     --------     --------     -------
                                                             106,501       1,887       50,105        1,114       56,396         773
                                                            --------    --------      -------     --------     --------     -------

     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                            1,276         577        2,108        1,061         (832)       (484)
       Sales-type leases                                         279         111        1,051          682         (772)       (571)
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                                      373         373          856          856         (483)       (483)
                                                            --------    --------      -------     --------     --------     -------
                                                               1,928       1,061        4,015        2,599       (2,087)     (1,538)
       Provision for losses                                        -         (75)           -         (650)           -         575
                                                            --------    --------      -------     --------     --------     -------
       Realization of value in excess of
         provision for losses                                  1,928         986        4,015        1,949       (2,087)       (963)
                                                            --------    --------      -------     --------     --------     -------
     Total equipment sales                                  $108,429    $  2,873      $54,120     $  3,063     $ 54,309     $  (190)
                                                            ========    ========      =======     ========     ========     =======

     Equipment Sales to PIFs and to Private Investors
     ------------------------------------------------

     Equipment sales to PIFs increased during the nine months ended February 29, 1996, as compared to the comparable period in fiscal 1995, principally because more leases were identified and closed due to the increased productivity of the field lease originations team (see further discussion below). However, equipment sales to PIFs decreased during the three months ended February 29, 1996, as compared to the same three-month period ended in fiscal 1995, principally because fewer leases were identified and closed that satisfied the PIF's underwriting standards.

     Equipment sales to PIFs margin ratio (margin divided by revenue) decreased due to lower average acquisition fees received on leases sold to the PIFs during fiscal 1996 as compared to fiscal 1995. During the first nine months of fiscal 1996, proportionately more leases were sold to CPYF-III which pays a 3.5% acquisition fee compared to the first nine months of fiscal 1995 when proportionately more leases were sold to CPYF-II which pays a 4% acquisition fee.

     Equipment sales to private investors increased principally because more leases were identified and closed due to increased productivity of the field lease originations team. The increased volume of the field lease originators is primarily due to the Company's efforts to improve its marketing activities, including focusing on customer relationships. In

                                    11 of 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Equipment Sales to PIFs and to Private Investors, continued
     ------------------------------------------------

     this regard, lease originations from one customer relationship accounted for approximately one-half of the total lease originations volume for the first nine months of fiscal 1996. In addition, one sale of approximately $30 million of equipment under lease to this customer closed during the third fiscal quarter 1996. Total lease origination volume of $123.2 million for the nine months ended February 29, 1996 increased 77% over total lease originations volume for the comparable period in 1995.

     Equipment sales to private investors margin ratio decreased primarily because the margin on the $30 million sale discussed above was lower than the average margin on other equipment sales to private investors.

     Remarketing of the Portfolio and Provision for Losses
     -----------------------------------------------------

     The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses for the three and nine months ended February 29, 1996, even without considering realizations from remarketing activities recorded as leasing margin as discussed below. Realizations in excess of the aggregate carrying value on the Company's portfolio has occurred in each of the last fifteen quarters.

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

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. In general, because the Company did not significantly add to its lease portfolio during the four years prior to May 31, 1995, fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1995. For this reason, remarketing revenue declined during the three and nine months ended February 29, 1996, as compared to the comparable periods in fiscal 1995. Remarketing revenue and margin are expected to decline further in future quarters as maturing leases continue to decrease. The Company's ability to remarket additional amounts of equipment and realize a greater amount of

                                    12 of 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Provision for Losses, continued
     -----------------------------------------------------

     remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after the initial term (which averages approximately four years).

     The provision for losses recorded during the first nine months of fiscal 1996 did not relate to any significant items because no significant other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Company's assets.

     The provision for losses recorded during the first nine months of fiscal 1995 related to the following two significant items:

     o $200,000 for equipment returned to the Company upon lease termination (the Company originally expected that the equipment would remain with the lessee).

     o    $250,000   to  record  the   Company's   loss   exposure   related  to
          approximately $350,000 of net book value of equipment leased to a lessee that filed for Chapter 11 bankruptcy protection during December 1994.

     LEASING MARGIN AND EQUIPMENT UNDER LEASE

     Leasing margin consists of the following (in thousands):


                                                Three Months Ended                  Nine Months Ended
                                           February 29,     February 28,      February 29,     February 28,
                                           ------------     ------------      ------------     ------------
                                               1996             1995              1996             1995
                                           ------------     ------------      ------------     ------------

     Leasing revenue                        $   2,692         $ 1,867           $   7,476       $  5,590
     Leasing costs and expenses                (1,409)           (965)             (4,033)        (2,713)
     Net interest expense on related
       discounted lease rentals                  (275)           (256)               (700)          (907)
                                            ---------         --------          ---------       --------

         Leasing margin                     $   1,008         $   646           $   2,743       $  1,970
                                            =========         =======           =========       ========

         Leasing margin ratio                     37%             35%                 37%            35%
                                                  ==              ==                  ==             ==

                                    13 of 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN AND EQUIPMENT UNDER LEASE, continued

     The increase in leasing revenue, leasing costs and expenses and leasing margin during the three and nine months ended February 29, 1996, as compared to the comparable periods in fiscal 1995, was primarily due to growth in the Company's lease portfolio. These revenue and expense amounts are expected to increase further as the Company continues to grow its lease portfolio. Net interest expense on discounted lease rentals (funded with non-recourse debt) did not grow proportionately because the Company is using its recourse debt facility to finance (i) certain leases held for its own account and (2) leases held pending sale to the PIFs and third-party investors.

     The changes in the Company's equipment under lease during the nine months ended February 29, 1996 consisted of the following (in thousands):



                                                                                     Discounted lease
                                                           Direct finance            rentals, net of
                                                         leases, operating           discounted lease
                                                          leases, net and            rentals assigned        Net investment
                                                          equipment held            to lenders arising         in leased
                                                       for sale or re-lease        from equipment sales        equipment
                                                       --------------------        --------------------      --------------

     As of May 31, 1995                                    $  39,372                   $   (11,909)            $   27,463
     Leases added to the Company's lease
       portfolio (a portion of which will be sold
       during the remainder of fiscal year 1996)              25,727                        (6,675)                19,052
     Leases sold to PIFs and private investors                (4,857)                            -                 (4,857)
     Related provision for losses                                (75)                            -                    (75)
     Change as a result of portfolio run-off                  (9,257)                        4,237                 (5,020)
                                                           ---------                   -----------             ----------

     As of February 29, 1996                               $  50,910                   $   (14,347)            $   36,563
                                                           =========                   ===========             ==========








                                    14 of 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     OTHER INCOME

     Other Income consists of the following (in thousands):


                                                          Three Months Ended                  Nine Months Ended
                                                     February 29,     February 28,      February 29,     February 28,
                                                     ------------     ------------      ------------     ------------
                                                         1996             1995              1996             1995
                                                     ------------     ------------      ------------     ------------

     Fees and distributions from the
       Company-sponsored PIFs                          $   895         $   730            $  2,250         $  2,291
     Sale of the investment in Corporate
       Express, Inc. stock                                   -               -                   -              671
     Cancellation of option agreement                        -             444                   -              444
     Interest on income tax refunds                          -               -                   -              178
     Interest on MBank receivable                            -               -                 141                -
     Other, principally recovery of sales and
       property tax amounts previously expensed             74             (10)                210              346
                                                       -------         -------            --------         --------
                                                       $   969         $ 1,164            $  2,601         $  3,930
                                                       =======         =======            ========         ========


     OPERATING AND OTHER EXPENSES

     Operating and Other Expenses decreased $1.7 million (23%) for the first nine months ended February 29, 1996 as compared to the comparable period in fiscal 1995. The decrease included approximately $1 million of additional capitalized initial direct costs, as compared to the first nine months ended February 28, 1995, due to lease origination volume and also included the following more significant expense reductions:

     *    $300,000 of insurance costs.
     * $200,000 difference between estimated incentive compensation and actual payments as modified by the Company's Board of Directors.
     *    $150,000  of  eliminated   restructuring  costs  associated  with  the
          Company's prior debt facility.

     As of February 29, 1996, the Company had 99 full-time employees, compared to 90 full-time employees at February 28, 1995. The growth is due to increases in the number of revenue producing lease origination, private equity syndication and PIF wholesale personnel.



                                    15 of 24

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

     INTEREST INCOME AND EXPENSE

     Interest revenue arises when equipment financed with non-recourse debt is sold to investors. The Consolidated Statements of Income reflect an equal amount of non-recourse interest expense. The decline in interest revenue (and the related non-recourse interest expense) is due to a decline in the average outstanding balance of non-recourse debt with respect to equipment sold to investors.

     Net interest expense on related discounted lease rentals increased during the three months ended February 29, 1996, as compared to the three months ended February 28, 1995, due to an increase in the average outstanding balance of related discounted lease rentals. It is anticipated that net interest expense on related discounted lease rentals will increase further as the Company adds to its portfolio additional leases financed with non-recourse debt.

     Recourse interest expense increased during the first nine months of fiscal 1996, as compared to the first nine months of fiscal 1995. As discussed above, the Company is financing more lease originations with its recourse lines of credit.

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


                                    16 of 24

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

     On August 23, 1995, the Company received $10.8 million in settlement of its claims in the MBank Litigation which was included in net cash from operating activities in the accompanying Consolidated Statements of Cash Flows. On September 12, 1995, the Company deposited $2.2 million of the settlement proceeds in an interest-bearing escrow account with Norwest Bank, N.A., pending resolution of Bank One's ongoing claims to the MBank Equipment. The Company used the balance of the settlement proceeds, i.e., $8.6 million, to paydown its short-term, recourse Working Capital Facility and Warehouse Facility. For more information concerning this matter, see
     Note 2 to Notes to Consolidated Financial Statements. After application of the MBank settlement proceeds, as of February 29, 1996, the outstanding balance and the availability under (1) the Working Capital Facility were $0.7 million and $4.3 million, respectively, and (2) the Warehouse Facility were $12.1 million and $19.9 million, respectively. Management believes that the Company has adequate financial resources to fund its operations during the remainder of fiscal year 1996. The Company's Credit Agreement, which was scheduled to mature on January 31, 1996, has been extended, without material changes, through November 30, 1996.

     During the first nine months of fiscal 1996, lease originations of $123.2 million were financed through $35.7 million of sales to the PIFs, $62.4 million of sales to private investors, and the remaining $25.1 million of leases held for the Company's account were financed through the use of the Company's cash, accounts payable, non-recourse debt and its Warehouse Facility.

     During July 1995, the Company and certain of its PIFs entered into an agreement with a lender to finance up to $50 million of lease receivables as part of a lease securitization program. Under this program, the Company's financing obligations are collateralized by the leased equipment and related rentals, and the Company has no recourse liability to the lender for repayment of the debt. The Company selected this securitized debt vehicle because of attractive interest rates. Aggregate closings through February 29, 1996 were $14.4 million for the Company and its PIFs.




                                    17 of 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

II.  Liquidity and Capital Resources, continued
     -------------------------------

     Currently the Company is offering units of CPYF-III for sale to the public. During the first nine months of fiscal 1996, the Company sold $20.9 million of Class A units of CPYF-III (bringing total sales of Class A units of CPYF-III to $44.6 million). For the remainder of the offering period for CPYF-III (which ends in April 1996), the Company has $5.4 million of Class A units in CPYF-III available for sale. The Company intends to offer units of a succeeding program ("CPYF-IV") for sale following the closing of the offering of units of CPYF-III for sale to the public.

     During the fourth quarter of fiscal 1995, the Company leased a jet aircraft held in inventory to an end-user under a direct finance lease. The carrying value of the jet aircraft at that time was approximately $5 million. The Company recently determined that it may be in its best interest to sell the aircraft and related lease and reinvest the sale proceeds in another income producing asset or assets, including, possibly, a lease portfolio. The Company has received bids for the aircraft in the range of $4.5 million. The Company currently anticipates that it will close a sale of the aircraft for approximately $4.5 million during the fourth quarter of fiscal 1996. The Company has not reduced the carrying value of the aircraft because (1) the Company recently sold two other similar aircraft for approximately $5 million and (2) until recently, the Company anticipated that it would hold the direct finance lease to term, in which case the Company would receive the full carrying value of the aircraft.


III. Business Plan
     -------------

     The Company believes that it has the necessary funding capability for fiscal year 1996 to (1) continue growing its lease origination function,
     (2) continue to increase the size of its own lease portfolio and (3) originate/acquire additional leases for sales to PIFs and private equity investors. However, while growing the Company's lease origination function and adding new leases to the Company's portfolio will positively affect the Company's results of operations over time, such actions will not positively affect the Company's results of operations in the near term because (a) the Company will incur additional costs in increasing its marketing capabilities, (b) it will take a period of time before new lease transactions can be closed, and (c) new operating lease transactions "throw off" lower returns (for financial reporting purposes) during their early term. During this period of growth, the Company may realize small operating losses or reduced operating profits as a result of these circumstances.

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





                                    18 of 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

III. Business Plan, continued
     -------------

     Finally, the Company's operating results may be affected by its cost, and the availability of additional sources, of capital. The cost of funds for many of the Company's competitors is lower than the Company's cost of funds. In addition, because of the generally flat yield curve, lease rates (which are reflective of long-term rates) are not significantly higher than the Company's cost of funds (which primarily reflect short-term rates). Therefore, it is difficult to maintain a substantial spread between lease rates and the Company's cost of funds while the Company is holding leases in its lease portfolio pending permanent financing. The Company continues to explore all possible sources of additional, lower cost capital, including obtaining additional capital from sales of a greater number of leases to private equity purchasers, factoring lease receivables, securitizing lease receivables and structuring other forms of creative lease/debt financing.

                                    19 of 24

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         (a) MBANK LITIGATION. See Note 15 to Notes to Consolidated Financial Statements included in the 1995 Form 10-K for a discussion of the claims asserted against the Company by Bank One, N.A., ("Bank One") in its first amended complaint ("Bank One's Amended Complaint"). Bank One's Amended Complaint does not assert any money damage claims against the Company. The Company has filed a motion with the United States District Court for the Northern District of Texas, Dallas Division (the "District Court"), which has agreed to retain jurisdiction over the claims in the MBank Litigation that were not resolved in the Settlement Agreement, asking the District Court to dismiss the claims asserted against the Company in Bank One's Amended Complaint. In late 1995, Bank One, The Prudential Insurance Company ("Prudential"), Texas Commerce Bank, N.A. ("TCB"), and Federal Deposit Insurance Corporation ("FDIC") have filed summary judgment motions against each other concerning ownership of the Equipment. Recently, Bank One, Prudential and TCB dismissed all of their claims against each other. As of the date of this Quarterly Report, the District Court has not ruled on (i) the Company's motion or (2) the pending summary judgment motions of Bank One and FDIC.

               Also see Note 2 to Notes to Financial Statements for information concerning how the Company applied the settlement proceeds.

         (b) PAINEWEBBER CLASS ACTION. The matter was resolved, at no cost to the Company, in late 1995.

         (c) NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. ARBITRATION, MARTINEZ V. CAI SECURITIES CORPORATION, NASD ARBITRATION NO. 96-00055. In February 1996, CAI Securities Corporation, a wholly-owned subsidiary of the Company, received a Statement of Claim in this arbitration. Claimant has alleged certain fraudulent actions by such subsidiary under the securities laws in connection with the sale of securities of Leastec Income Fund V, a limited partnership that is an affiliate of the Company. The claim requests the award of approximately $500,000 plus costs and an award of exemplary damages in an unspecified amount. The Company believes that these allegations are without merit and will not have a material adverse effect on the financial condition or operations of the Company.

         (d) OTHER. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.



                                    20 of 24

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


                                    21 of 24

Item No.                          Exhibit Index
- --------                          -------------

10.51 Second Amendment to Credit Agreement and Notes, dated as of January 31, 1996, by and among Capital Associates International, Inc., borrower, the Lenders (as defined therein), Norwest Bank Colorado, National Association, as Agent and Norwest Equipment Finance, Inc., as Collateral Agent.

10.52    Assignment  and Assumption,  dated as of  February 2, 1996, between The
         Daiwa  Bank,   Limited,  Assignor,  and  The  Sumitomo  Bank,  Limited,
         Assignee.

11A Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as dilution is less than 3%.

27       Financial Data Schedule




                                    22 of 24

                                                                    Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                                            Three Months Ended                   Nine months Ended
                                                       ------------------------------    ------------------------------
                                                       February 29,      February 28,    February 29,      February 28,
                                                          1996              1995            1996               1995
                                                       -----------       -----------     -----------       -----------


Shares outstanding at beginning of period                4,988,000        5,105,500        5,091,000        4,879,500

Repurchases of common stock                                      -                -         (129,000)               -

Shares issued during the period
  (weighted average)                                             -                -           24,000          176,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                                       997,000          916,000          968,000          983,000

Less shares  assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                                      (688,000)        (691,500)        (639,000)        (622,500)
                                                       -----------      -----------      -----------      -----------

Total shares, primary                                    5,297,000        5,330,000        5,315,000        5,416,000
                                                       ===========      ===========      ===========      ===========

Net income                                             $   136,000      $    54,000      $   253,000      $   288,000
                                                       ===========      ===========      ===========      ===========

Income per common and common
  equivalent share, primary                            $      0.03      $      0.01      $      0.05      $      0.05
                                                       ===========      ===========      ===========      ===========











                                    23 of 24

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL ASSOCIATES, INC.
                                        Registrant


Date: April 12, 1996                    By:/s/John E. Christensen
                                           -------------------------------------
                                           John E. Christensen,
                                           Senior Vice-President and
                                           Chief Financial Officer



























                                    24 of 24