Form 10-K
period 1996-05-31
CAPITAL ASSOCIATES INC
filed 1996-07-30
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended May 31, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate market value of stock held by non-affiliates was $3,701,250 based upon 1,410,000 shares held by such persons and the closing price on July 22, 1996 of $2.625. The number of shares outstanding of the Registrant's $.008 par value common stock at July 22, 1996 was 4,993,994.

                       Documents incorporated by reference

Certain portions of Registrant's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.



Page One of 25 Pages                             Exhibit Index Begins on Page 22

                                     2 of 25

                                     PART I

Item 1. Business
        --------

Capital Associates, Inc. ("CAI" or the "Company"), was incorporated as a holding company in October 1986. Its principal operating subsidiary, Capital Associates International, Inc. ("CAII"), was incorporated in December 1976. The Company is principally engaged in (1) buying, selling, leasing and remarketing new and used equipment, (2) managing equipment on and off-lease, (3) sponsoring, co-sponsoring, managing and co-managing publicly- registered income funds and
(4) arranging equipment-related financing.


Historical Business and Fiscal Year 1996 Significant Accomplishments
- --------------------------------------------------------------------

During fiscal years 1996, 1995, 1994 and 1993, the Company reported net income of $604,000, $1,116,000, $710,000 and $1,396,000, respectively, representing sixteen consecutive profitable quarters. The Company's profits over the previous four years were achieved primarily as a result of (1) expanding and improving expertise and efficiency in its lease originations, asset management, remarketing and leased equipment sales activities, (2) the sale of other corporate assets and the settlement of litigation and (3) a substantial reduction of operating expenses and improved back office efficiency.

In December 1994, the Company entered into a new recourse bank debt facility ("Bank Facility") providing it with the liquidity to finance leased equipment purchases until such leases are sold or permanently financed with non-recourse debt. This enabled the Company to resume investment in its own lease portfolio and to continue growth in lease originations and sales to the Company's private third party investors ("private investors") and to its managed or co-managed public income funds ("PIFs").

During fiscal year 1992 the Company reported a net loss of $6,177,000 due in large part to changes in the Company's business in response to the Tax Reform Act of 1986 and its resulting elimination of certain tax benefits associated with equipment leasing. Until the Company entered into its new Bank Facility in December 1994, in order to be in compliance with its earlier bank agreement, it used substantially all of its cash flows after payment of operating expenses to repay its recourse debt, and therefore the Company did not then have the funds to invest in new leases for its own lease portfolio. As a result, the Company's lease portfolio and related revenue declined significantly during this period.

During fiscal year 1996, as a result of continuing emphasis on improving lease originations, operating efficiencies and competitive costs of capital, the
Company:

* originated leases exceeding $190 million of equipment cost which was approximately twice the previous year's volume

* raised $26 million through the offering of Class A Limited Partner Units in Capital Preferred Yield Fund III

* began the offering of Class A Limited Partner Units in Capital Preferred Yield Fund IV, the Company's seventh public income fund

* improved operating efficiencies for the fourth straight year resulting in reduced operating expenses

* established several strategic alliances with new funding sources which reduced the cost of transaction funding


                                     2 of 25

        --------

Historical Business and Fiscal Year 1996 Significant Accomplishments, continued
- --------------------------------------------------------------------

* favorably resolved legal proceedings in which it was involved, including settling the Hemmeter litigation which had been ongoing since last fiscal year for approximately $4 million

* sold the note receivable on the one remaining jet aircraft for $4.5 million thereby reducing a concentration of credit risk

Significant factors impacting the Company's profitability in the future include the ability to develop and retain the field sales force, the amount of new capital available to the Company, the cost of that capital and the ability to increase lease origination levels while achieving profitability targets. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, securitizing lease transactions, selling equipment leases originated by the Company to private investors and/or entering into strategic alliances/combinations with other leasing or financial services companies. The Company intends to operate profitably by continuing to (1) generate leasing margin from investing in its own lease portfolio, (2) remarket equipment for a profit, (3) sell a majority of its lease originations for fee income to its PIFs and various private investors including joint venture partners and other strategic alliances, and (4) minimize its operating costs.


Leasing Activities
- ------------------

All of the Company's lease transactions are net leases with a specified noncancelable lease term. These noncancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances and which requires the lessee to insure the equipment against casualty loss, and pay all related maintenance expenses and property, sales and other taxes. The Company originates two basic types of leases, direct financing leases ("DFLs") and operating leases ("OLs"). DFLs transfer substantially all benefits and risks of equipment ownership to the lessee and, in accordance with generally accepted accounting principles ("GAAP"), the primary distinguishing factor between these two types of leases is the present value of the rents in relation to the cost of the leased equipment. In the case of a DFL, the Company is contractually entitled to recover at least 90% of its original investment in the equipment from the present value of the initial lease rentals. In the case of an OL, the Company is contractually entitled to recover less than 90% of its original investment in the equipment from the present value of the initial lease rentals. As of May 31, 1996, the Company's net investment in DFLs was approximately $15 million and its net investment in OLs was approximately $45 million. See Note 1 to Notes to Consolidated Financial Statements for a discussion of the Company's lease accounting policies.

Leases are originated for the Company's own account, its PIFs and private investors. The Company's lease origination strategy is transaction driven. With each lease origination opportunity, the Company evaluates both the prospective lessee and the equipment to be leased. With respect to each potential lessee, the Company evaluates the lessee's creditworthiness as well as the importance of the equipment to the lessee's business. With respect to the equipment, the Company evaluates the equipment's remarketability, upgrade potential and the probability that the equipment will continue to be installed in place at the end of the initial lease term because, typically, remarketing equipment in place produces better residual returns than equipment sold or leased to a third party.






                                     3 of 25

        --------

Leasing Activities, continued
- ------------------

The Company leases equipment to lessees in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (1) lessees that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (2) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease. As of May 31, 1996, approximately 91% of the equipment owned by the Company was leased to companies that meet the above criteria. A significant percentage of the remaining 9% was related to the Hemmeter litigation (see Footnote 15 to Notes to Consolidated Financial Statements).

Over the past five fiscal years, the Company has diversified its own equipment lease portfolio (as well as the equipment portfolio it manages for private investors and the PIFs) to include all types of equipment that meet the Company's underwriting standards with emphasis on (i) materials handling equipment, (ii) office furniture and store fixtures, (iii) circuit board and semiconductor manufacturing, production and testing equipment and (iv) machine tool and factory automation equipment.

The Company only purchases equipment that is subject to relatively short-term leases (generally seven years or less). The Company finances such equipment purchases with the proceeds of borrowings under the Working Capital Facility or Warehouse Facility components of its Bank Facility or internally generated funds pending (1) the sale of the equipment to a strategic funding partner, joint venture partner, private investor or PIF, or (2) the permanent non-recourse financing of the equipment or the securitization of the equipment/lease held for its own account. In the case of leases held for the Company's account, the typical lease transaction requires a cash investment by the Company of 5% to 30% of the original equipment cost, commonly known in the industry as an "equity investment", and all permanent non-recourse borrowings related to the transaction are secured by a first lien on the equipment and the related lease rental payments. The Company's equity investment is typically financed with either proceeds from borrowings under its Working Capital Facility or internally generated funds. The Company recovers its equity investment from renewal rents received and/or sales proceeds realized from the equipment after repayment in full of the related permanent non-recourse debt or securitization funding.

During the period from fiscal year 1992 through fiscal year 1995, the level of the Company's lease originations was less than $100 million each year. During that period, the Company sold substantially all new lease originations to its PIFs and private investors and retained very few lease originations for its own account. Since the closing of the Company's Bank Facility, the Company has resumed originating more leases for its own account. Lease originations of $191.8 million for fiscal year 1996 were financed through $67.1 million of sales to the PIFs, $81.9 million of sales to private investors, and the remaining $42.8 million of leases, which were held for the Company's account (a significant portion of which will be sold during fiscal year 1997), were financed through the use of the Company's cash, accounts payable, non-recourse bank debt and recourse bank debt under its Warehouse Facility.

During fiscal year 1996, payments from one lessee accounted for 11% of revenue from leasing activities. No payments from any single lessee during fiscal years 1995 or 1994 accounted for more than 10% of the Company's consolidated revenue from leasing activities. During fiscal years 1996, 1995 and 1994, revenue from leasing activities was $10.2 million, $7.7 million and $13.4 million, respectively.




                                     4 of 25

        --------

Underwriting Standards
- ----------------------

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

The Company's Transaction Review Committee, which is composed of members of senior management, (1) reviews and approves all material aspects of lease transactions, the credit ratings assigned to lessees and certain pricing and residual value assumptions, (2) advises on lease documentation requirements and deal structuring guidelines, (3) monitors asset quality on an on-going basis in order to estimate and assess the net realizable value at the end of the lease term for the Company's equipment and for reviewing and approving the quarterly Asset Quality Report and (4) revises and updates the underwriting standards, when and as necessary. Generally, all transactions over $3,000,000 must also be approved by the Executive Committee of the Board of Directors.


Remarketing Activities
- ----------------------

Remarketing activities consist of (1) lease portfolio management (i.e., managing equipment under lease) and (2) asset management (i.e., managing off-lease equipment). One of the Company's principal goals is to minimize off-lease equipment by proactively managing such equipment while it is under lease (e.g., renewing or extending the lease, or re-leasing, upgrading or adding to the equipment before the end of the initial lease term) because generally, remarketing equipment in place produces better residual returns than equipment sold or re-leased to a third-party. However, if the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or re-lease the off-lease equipment to a different lessee, or sell the off-lease equipment to equipment brokers or dealers. No payments from any one customer during fiscal years 1996, 1995 and 1994 accounted for more than 10% of the Company's consolidated revenue from remarketing activities. Revenue from remarketing activities was $3.0 million, $4.6 million and $9.3 million during fiscal years 1996, 1995 and 1994, respectively.

The Company attempts to maximize the remarketing proceeds from, and to minimize the warehousing costs for, off- lease equipment by (1) employing qualified and experienced remarketing personnel, (2) developing equipment remarketing expertise in order to maximize the profit from sales of off-lease equipment, (3) minimizing the amount of off-lease equipment stored at independently operated equipment warehouses and thereby reducing warehousing costs, (4) leasing and operating its own general equipment warehouse to further reduce warehousing costs, (5) eliminating scrap inventory from the warehouses and (6) conducting on-site equipment inspections. The Company further supports these activities by carefully monitoring the residual values of its equipment portfolio and maintaining adequate reserves on its books, when and as needed, to reflect anticipated future reductions in such values due to obsolescence and other factors.

Private Investor Programs, Equity Syndications and PIFs
- -------------------------------------------------------

The Company sells ownership interests in leased equipment to private investors for fee income. In accordance with GAAP, the Company records sales revenue and costs of sales on what is known as a "broad" basis, meaning equipment sales revenue is equal to the sales price of the equipment and equipment sales cost is equal to the carrying value of the equipment. In the event the Company warehouses a transaction prior to sale, the Company records leasing revenue and expenses. During fiscal year 1996, revenue from the sale of leases with one lessee accounted

                                     5 of 25

        --------

Private Investor Programs, Equity Syndications and PIFs, continued
- -------------------------------------------------------

for 88% of revenue from the sale of equipment to private investors. No revenue from the sales of leases with any single lessee accounted for more than 10% of revenue from the sale of equipment to private investors during fiscal years 1995 or 1994. Revenue from the sale of equipment under lease to private investors was $91.0 million, $24.7 million and $43.0 million during fiscal years 1996, 1995 and 1994, respectively.

The Company currently sponsors or co-sponsors seven PIFs. The Company sells a significant portion of the equipment it acquires for lease to its PIFs. No revenue from the sale of equipment leased to any single lessee accounted for more than 10% of revenue from the sale of equipment to the Company's PIFs during fiscal years 1996, 1995 or 1994. Revenue from the sale of equipment under lease to the PIFs was $72.2 million, $43.6 million and $70.1 million during fiscal years 1996, 1995 and 1994, respectively.

Various subsidiaries and affiliates of the Company act as the general partners or co-general partners of the PIFs. In addition, CAII contributes cash and/or equipment to each PIF in exchange for a Class B limited partner interest ("Class B interest"). Public investors purchase Class A limited partnership units ("Class A Units") for cash, which the PIFs use to purchase equipment on-lease to lessees. The Company receives (1) fees for performing various services for the PIFs (subject to certain dollar limits) including acquisition fees and on-going management fees, (2) reimbursement for organizational and offering expenses incurred in selling the Class A Units (subject to certain dollar limits), (3) Class B interest cash distributions from each PIF (subordinated to the cash returns on the Class A Units) and (4) general partner cash distributions.

Capital Preferred Yield Fund IV began selling units to investors during April 1996 and is the only PIF currently offering Class A Units for sale to the public. In the aggregate, the seven PIFs have sold $321 million of Class A Units to the public through May 31, 1996. Up to $48.8 million of Class A Units will be offered for sale to the public during fiscal year 1997. CAII's maximum remaining obligation to make Class B partner cash contributions is $0.5 million.


Competition
- -----------

The Company competes mainly on the basis of its lease rates, terms offered in its leasing transactions, reliability in meeting its commitments and customer service. Lease rates are determined primarily by the Company's funding costs and equipment residuals resulting from its remarketing capability. The Company's continued ability to compete effectively may be materially affected by the availability of financing, the costs of such financing, and the marketplace for public income fund investments. The Company competes with a large number of equipment lessors, many of which have greater financial resources, greater economies of scale and lower costs of capital than the Company.


Employees
- ---------

The Company had 96 employees as of May 31, 1996 versus 92 employees as of May 31, 1995, none of whom were represented by a labor union. The Company believes that its employee relations are good.




                                     6 of 25

Item 2. Properties
        ----------

The Company leases office facilities (approximately 20,000 square feet) in Lakewood, Colorado (a suburb of Denver). These facilities house the Company's administrative, financing and marketing operations. The Lakewood, Colorado lease is for a term of 5 years, with 4 years remaining in the term, and with a base rent, as of May 31, 1996, of approximately $27,000 per month, plus a pro-rata share of building costs and expenses. The Lakewood, Colorado facility adequately provides for present and future needs, as currently planned. In addition, the Company leases a warehouse facility and regional marketing offices at an aggregate rental of approximately $13,000 per month.


Item 3. Legal Proceedings
        -----------------

The Company is involved in the following legal proceedings:

a.   THE MBANK LITIGATION.   See Footnote 15 to  Notes to Consolidated Financial
     Statements for a description of the MBank Litigation.

b. PAINEWEBBER CLASS ACTION. The matter was resolved, at no cost to the Company, in late 1995.

c. NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. ARBITRATION, MARTINEZ V. CAI SECURITIES CORPORATION, NASD ARBITRATION NO. 96-00055. In February 1996, CAI Securities Corporation, a wholly-owned subsidiary of the Company, received a Statement of Claim in this arbitration. Claimant alleged certain misrepresentations by CAI Securities Corporation in connection with the sale of units of Leastec Income Fund V, a limited partnership whose general partner is an affiliate of the Company. The NASD dismissed the claims in May 1996 and denied claimant's request for reconsideration in June 1996.

d. HEMMETER LITIGATION. See Footnote 15 to Notes to Consolidated Financial Statements for a description of the Hemmeter Litigation.

e. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

There were no matters submitted to a vote of security holders during the three months ended May 31, 1996.


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock trades on the Nasdaq National Market under the symbol: CAII.

In December 1995, the Nasdaq Stock Market, Inc. ("Nasdaq") affirmed the Company's eligibility for continued listing on the Nasdaq National Market.



                                     7 of 25

                                     PART II

The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated, according to published sources. High and low sales prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.


          1997                                     HIGH           LOW

     First Quarter (through July 22, 1996)        4  3/8         2  1/8


          1996                                     HIGH           LOW

     First Quarter                                2  3/8         1  1/4
     Second Quarter                               2  1/8         1  1/2
     Third Quarter                                1  7/8         1  3/8
     Fourth Quarter                               3  5/16        1  5/8


          1995      HIGH   LOW

     First Quarter                                1  7/8         1  1/4
     Second Quarter                               1  7/8         1  1/4
     Third Quarter                                1  5/8          15/16
     Fourth Quarter                               1  5/8            7/8


On July 22, 1996, the date on which trading activity last occurred, the closing sales price of the Company's stock was $2.625. On July 22, 1996, there were approximately 210 shareholders of record and at least 700 beneficial shareholders of the Company's outstanding common stock.

No dividends were paid during the periods indicated. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. See Note 9 to Notes to Consolidated Financial Statements for a discussion of restrictions on CAII's ability to transfer funds to the Company which, in turn, limits the Company's ability to pay dividends on its outstanding Common Stock.


Item 6.  Selected Financial Data
         -----------------------

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



                                     8 of 25



Income Statement Data
- ---------------------
(in thousands, except per share and number of shares data)

                                                                              Year Ended May 31,
                                                        -------------------------------------------------------------
                                                           1996         1995        1994          1993        1992
                                                        ---------    ---------    ---------    ---------    ---------

Revenue:
  Equipment sales                                       $ 166,242    $  81,370    $ 122,469    $  96,233    $  78,752
  Leasing                                                  10,212        7,672       13,368       26,003       45,726
  Interest                                                  6,716       11,386       15,027       15,526       26,012
  Other                                                     3,511        4,516        4,101        3,638        4,386
                                                        ---------    ---------    ---------     ---------   ---------
                                                          186,681      104,944      154,965      141,400      154,876
                                                        ---------    ---------    ---------    ---------    ---------
Costs and expenses:
  Equipment sales                                         161,797       70,866      114,440       85,423       72,737
  Leasing                                                   5,466        3,893        5,511       12,148       30,493
  Operating and other expenses                              7,450       11,603       12,307       14,060       16,833
  Provision for losses                                        430        2,940        1,315        2,070        2,150
  Employee stock option buyout                                557            -            -            -            -
  Termination of Stockholders' Agreement                      325            -            -            -            -
  Interest - non-recourse debt                              7,705       12,548       18,370       22,091       36,820
  Interest - recourse debt                                  2,145        1,618        1,839        3,282        6,140
                                                        ---------    ---------    ---------    ---------    ---------
                                                          185,875      103,468      153,782      139,074      165,173
                                                        ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                             806        1,476        1,183        2,326      (10,297)
Income tax expense (benefit)                                  202          360          473          930       (4,120)
                                                        ---------    ---------    ---------    ---------    ---------
Net income (loss)                                       $     604    $   1,116    $     710    $   1,396    $  (6,177)
                                                        =========    =========    =========    =========    =========

Earnings (loss) per common and dilutive common equivalent share:
     Primary:
     Net income (loss) per share                       $      .12    $     .21    $     .13    $     .27    $   (1.39)
     Fully diluted:
     Net income (loss) per share                       $      .11    $     .21    $     .13    $     .26    $   (1.39)

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

Primary                                                 5,186,000    5,325,000    5,451,000    5,153,000    4,443,000

Fully diluted                                           5,393,000    5,337,000    5,451,000    5,444,000    4,443,000

Balance Sheet Data
- ------------------
  (in thousands)                                                                   May 31,
                                                        -------------------------------------------------------------
                                                          1996           1995       1994          1993          1992
                                                        ---------      ---------  ---------    ---------    ---------

Total assets                                            $ 127,511    $ 158,956    $ 209,725    $ 280,635    $ 392,172
Recourse bank debt                                         17,538       24,520       18,767       37,857       58,984
Obligations under capital leases and deferred
  gain arising from sale-leaseback transactions             8,421       21,024       32,337       42,496       51,618
Discounted lease rentals                                   55,328       77,192      128,505      168,065      237,538
Stockholders' equity                                       22,881       22,490       21,099       20,303       18,539


                                     9 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations
     ---------------------

     During fiscal years 1996, 1995, 1994 and 1993, the Company reported net income of $604,000, $1,116,000, $710,000 and $1,396,000, respectively, representing sixteen consecutive profitable quarters. The Company began growing its own lease portfolio during the latter half of fiscal year 1995 and continued growing its portfolio during fiscal year 1996 (see schedule below). The Company intends to continue growing its own lease portfolio.

     The changes in the Company's equipment under lease during fiscal year 1996 consisted of the following (in thousands):

                                                                                           Discounted lease
                                                                  Direct finance           rentals, net of
                                                                leases, operating          discounted lease
                                                                 leases, net and           rentals assigned           Net investment
                                                                 equipment held           to lenders arising             in lease
                                                              for sale or re-lease        from equipment sales           portfolio
                                                              --------------------        --------------------        --------------


     As of May 31, 1995                                        $   39,372                   $ (11,909)                 $   27,463
     Leases added to the Company's lease
       portfolio (a significant portion of
       which will be sold during fiscal year
       1997) financed through the use of the
       Company's cash,  accounts  payable,
       non-recourse bank debt and recourse
       bank debt under its Warehouse Facility                      42,811                     (13,742)                     29,069
     Leases sold to private investors                              (9,869)                         -                       (9,869)
     Related provision for losses                                    (430)                         -                         (430)
     Change as a result of portfolio run-off                      (11,455)                      5,821                      (5,634)
                                                               ----------                   ---------                  ----------
     As of May 31, 1996                                        $   60,429                   $ (19,830)                 $   40,599
                                                               ==========                   =========                  ==========

     In growing the portfolio discussed above, operating results are subject to fluctuations resulting from several factors, including seasonality of lease originations, variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs or OLs, or are sold for fee income as well as the level of fee income obtained from the sale of leases in excess of lease equipment cost. The Company will adjust the mix of OLs and DFLs and volume of leases sold to private investors from time to time, when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration and residual risk.

     During the four fiscal years preceding fiscal year 1996, leasing revenue and assets declined as a result of the fact that the Company used a substantial portion of its cash flow to repay its prior recourse debt facility, and until the Company closed the new Bank Facility in December 1994, the Company did not have the funds necessary to significantly add to its leasing portfolio.



                                    10 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     However, the Company's assets adjusted for accounting gross-ups required in accordance with GAAP have increased during fiscal years 1996 and 1995. The Company's assets adjusted for accounting gross-ups are calculated as follows (in thousands):


                                                                                                       May 31,
                                                                                     ---------------------------------------------
                                                                                        1996             1995             1994
                                                                                     ----------       ----------       ----------


     Total assets                                                                    $ 127,511        $ 158,956        $ 209,725
     Less accounting gross-ups:
        Notes receivable arising from sale-leaseback transactions                       (8,409)         (21,037)         (32,417)
        Discounted lease rentals assigned to lenders arising from
         equipment sale transactions                                                   (35,498)         (65,283)        (111,593)
                                                                                     ---------        ---------        ---------
     Assets adjusted for accounting gross-ups                                        $  83,604        $  72,636        $  65,715
                                                                                     =========        =========        =========

     The gross-up asset balances have decreased because the Company has not (i) entered into a sale-leaseback transaction since fiscal year 1991 or (ii) added significant discounted lease rentals assigned to lenders arising from equipment sale transactions since fiscal year 1994. For further discussion, see Footnote 1 to Notes to Consolidated Financial Statements.

     In the ordinary course of business, the Company will continue to (1) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors and (2) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors. Presented below is a schedule showing new lease originations volume and the placement of new lease originations by fiscal year (in thousands).


                                                                                                  Year ended May 31,
                                                                                       --------------------------------------------
                                                                                         1996               1995            1994
                                                                                       ----------         --------        --------
     Placement:
         Equipment under lease sold to PIFs                                            $  67,000          $ 44,000        $  66,000
         Equipment under lease sold to private investors                                  82,000            25,000           29,000
         Leases added to the Company's lease portfolio (a significant portion of which will be/were sold during the subsequent
            fiscal years)                                                                 43,000            27,000                -
                                                                                       ---------          --------        ---------
     Total lease origination volume                                                    $ 192,000          $ 96,000        $  95,000
                                                                                       =========          ========        =========

     Leasing is an alternative to financing equipment with debt. Therefore, the ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates. Lease rates tend to rise and fall with interest rates, although lease rate movements generally lag interest rate movements.

     Because the Company finances its lease transactions with recourse and non-recourse debt, the ultimate profitability of leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate ("rate spread"). Certain of the Company's competitors have access to lower cost funds than the Company. However, the Company has developed relationships with various private investors and formed various strategic alliances with companies that have a lower cost of capital enabling the Company to originate and sell leases at competitive prices.


                                    11 of 25

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


                                         Condensed Consolidated                     Condensed Consolidated
                                          Statements of Income                       Statements of Income
                                             for the years          The effect on       for the years             The effect on
                                             ended May 31,          net income of       ended May 31,             net income of
                                       -------------------------   changes between   ------------------------    changes between
                                          1996          1995            years           1995          1994            years
                                       ----------     ----------   ---------------   -----------   ----------    ---------------


     Equipment sales margin            $  4,445        $ 4,404      $     41        $   4,404      $   8,029        $ (3,625)
     MBank sales margin                       -          6,100        (6,100)           6,100              -           6,100
     Leasing margin (net of
       interest expense on
       discounted lease rentals)          3,757          2,617         1,140            2,617          4,514          (1,897)
     Other income                         3,511          4,516        (1,005)           4,516          4,101             415
     Operating and other expenses        (7,450)       (11,603)        4,153          (11,603)       (12,307)            704
     Provision for losses                  (430)        (2,940)        2,510           (2,940)        (1,315)         (1,625)
     Employee stock option buyout          (557)             -          (557)               -              -               -
     Termination of Stockholders'
     Agreement                             (325)             -          (325)               -              -               -
     Interest expense on recourse debt   (2,145)        (1,618)         (527)          (1,618)        (1,839)            221
     Income taxes                          (202)          (360)          158             (360)          (473)            113
                                      ---------      ---------      --------       ----------      ---------        --------
           Net income                 $     604      $   1,116      $   (512)      $    1,116      $     710        $    406
                                      =========      =========      ========       ==========      =========        ========


     EQUIPMENT SALES

     Equipment sales revenue (and the related equipment sales margin) consists of the following (in thousands):


                                                                         Year Ended May 31,
                                                           -------------------------------------------             Increase
                                                                     1996                  1995                   (Decrease)
                                                           ---------------------    ------------------      --------------------
                                                           Revenue       Margin     Revenue     Margin      Revenue       Margin
                                                           -------       ------     -------     ------      -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs                  $ 72,202    $  1,539     $ 43,638   $  1,047
       Equipment under lease sold to private investors       91,007       1,303       24,700        423
                                                           --------    --------     --------   --------
                                                            163,209       2,842       68,338      1,470     $ 94,871    $  1,372
                                                           --------    --------     --------   --------     --------    --------
     Transactions subsequent to initial lease termination:
       Sales of off-lease equipment                           2,121         859        2,505      1,269
       Sales-type leases                                        359         191        1,227        765
       Excess collections (cash collections in excess
         of the associated residual value from equipment
         under lease sold to private investors)                 553         553          900        900
                                                           --------    --------     --------   --------
                                                              3,033       1,603        4,632      2,934       (1,599)     (1,331)
       Deduct related provision for losses                        -        (430)           -     (1,940)*          -       1,510
                                                           --------    --------     --------   --------     --------    --------
       Realizations of value in excess of provision for
         losses                                               3,033       1,173        4,632        994       (1,599)        179
       Add back related provision for losses                      -         430            -      1,940            -      (1,510)
                                                           --------    --------     --------   --------     --------    --------
Total equipment sales                                      $166,242    $  4,445     $ 72,970   $  4,404     $ 93,272    $     41
                                                           ========    ========     ========   ========     ========    ========

* Excludes $1,000 of bankrupt lessee credit losses occurring prior to the expiration of the initial lease term (none for fiscal years 1996 or 1994)

                                    12 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES, continued


                                                                      Year Ended May 31,
                                                        ------------------------------------------------             Increase
                                                                1996                      1995                      (Decrease)
                                                        --------------------    ------------------------      --------------------
                                                        Revenue       Margin    Revenue           Margin      Revenue       Margin
                                                        -------       ------    -------           ------      -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs             $  43,638     $  1,047    $ 70,085         $  1,774
       Equipment under lease sold to
         private investors                               24,700          423      43,037            1,257
                                                      ---------     --------    --------         --------
                                                         68,338        1,470     113,122            3,031    $ (44,784)    $ (1,561)
     Transactions subsequent to initial lease
       termination:
       Sales of off-lease equipment                       2,505        1,269       4,759            2,021
       Sales-type leases                                  1,227          765       2,672            1,061
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                                900           900       1,916            1,916
                                                      --------      --------    --------         --------
                                                         4,632         2,934       9,347            4,998       (4,715)      (2,064)
     Deduct related provision for losses                     -        (1,940)*         -           (1,315)           -         (625)
                                                      --------      --------    --------         --------    ---------     --------
     Realizations of value in excess of
       provision for losses                              4,632           994       9,347            3,683       (4,715)      (2,689)
     Add back related provisions for losses                  -         1,940           -            1,315            -          625
                                                      --------      --------    --------         --------    ---------     --------
     Total equipment sales                            $ 72,970      $  4,404    $122,469         $  8,029    $ (49,499)    $ (3,625)
                                                      ========      ========    ========         ========    =========     ========

     * See explanation above.

     Equipment Sales to PIFs
     -----------------------

     Equipment sales to PIFs increased during fiscal year 1996 as compared to fiscal year 1995 principally because more leases were identified and closed as a result of the increased productivity of the field lease originations team (see further discussion below).

     Equipment sales to the PIFs were lower during fiscal year 1995 as compared to fiscal year 1994 primarily because the PIFs were more fully leveraged during fiscal year 1995 and, therefore, had less available borrowing capacity to acquire additional equipment.

     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors increased during fiscal year 1996 as compared to fiscal year 1995 principally because more leases were identified and closed as a result of increased productivity of the field lease originations team. The increased volume of the field lease originators is primarily due to the Company's efforts to improve its marketing activities, including focusing on customer relationships and vertical integration (i.e., the development of specialized equipment and remarketing expertise) into material handling equipment. In this regard, lease originations from one customer relationship (comprised of leases of material handling equipment and machine tools) accounted for approximately one-half of the total lease originations volume for fiscal year 1996.

                                    13 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES, continued

     Equipment Sales to Private Investors, continued
     ------------------------------------

     Equipment sales to private investors margin as a percentage of equipment sales revenue decreased primarily because the Company records leasing revenue while it uses its Bank Facility to hold leases pending sale to private investors.

     Equipment sales to private investors during fiscal year 1995 were less than in the prior year primarily because lease originations identified for sale to private investors were less than the prior year.

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has been successful in realizing gains on the remarketing of its equipment after the initial lease term for the past sixteen consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing after the expiration of the initial lease term) is recorded as provision for losses. As shown in the tables above, the realizations from sales exceeded the provision for losses for fiscal years 1996, 1995 and 1994, even without considering realizations from remarketing activities recorded as leasing margin.

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

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. As shown in the table above,
     (1) because the Company sold substantially all new lease originations to its PIFs and retained very few lease originations for its own account during the fiscal years preceding fiscal year 1995, and (2) in accordance with GAAP, the Company does not consolidate the results of its PIFs, fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1993. For this reason, remarketing revenue and the related margin declined. Remarketing revenue and margin are expected to decline further as maturing leases continue to decrease. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years).




                                    14 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     -------------------------------------------------------------

     A summary of the Company's fiscal year 1996 and 1995 allowance for losses follows (in thousands):

                                                     Fiscal Year Ended May 31,
                                                   -----------------------------
                                                       1996             1995
                                                   ------------     ------------

           Balance, at beginning of period         $  4,118         $  9,018
           Provision for losses                         430            2,940 - D
                                                   --------         --------
                                                      4,548           11,958
                                                   --------         --------
           Deduct chargeoffs:
               Retained residuals                     2,027 - A        5,830 - E
               Leased equipment                       1,849 - B        2,010 - F
           Less litigation settlement recoveries       (750)- C            -
                                                   --------         --------
               Net chargeoffs                         3,126            7,840
                                                   --------         --------
           Balance, at end of period               $  1,422         $  4,118
                                                   ========         ========

       The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses.

       The majority of fiscal year 1996 chargeoffs were related to allowances for losses recorded in prior periods. In addition, fiscal year 1996 chargeoffs included the following significant activity:

              A - Approximately $170,000 to write down the carrying value of certain retained residuals to fair market value based upon current third-party quotes and $355,000 to write down the carrying value of a helicopter retained residual to fair market value due to the passage of time without remarketing prospects.

              B - Approximately $170,000 for equipment originally expected to remain with the lessee upon lease termination which the Company now believes will be returned and $539,000 related to the sale for $4.5 million of a note receivable on a jet aircraft with a $5 million carrying value. The Company recently determined that it would be in its best interest to sell this note receivable and reinvest the proceeds in another income producing asset or assets. The Company had originally anticipated that it would hold the related note to term, in which case the Company would have received the full carrying value of the aircraft.

              C - Related to a settlement of litigation involving equipment with approximately $3 million of net book value (see Footnote 15 to Notes to Consolidated Financial Statements).

                                    15 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     -------------------------------------------------------------

     The majority of fiscal year 1995 chargeoffs were also related to allowances for losses recorded in prior years. In addition, fiscal year 1995 chargeoffs included the following significant activity:

              D - $750,000 for litigation involving equipment with a net book value of approximately $3 million (see Footnote 15 to Notes to Consolidated Financial Statements) and $250,000 for litigation with another lessee. Remainder discussed in E and F below.

              E - Approximately $550,000 to write down the carrying value of IBM equipment retained residuals to fair market value based upon current third-party quotes. In prior years, the Company and one of its PIFs have suffered substantial losses with respect to IBM equipment.

              F - Approximately $500,000 for equipment originally expected to remain with the lessee upon lease termination which was returned to the Company and $400,000 to write down the carrying value of one of the Company's aircraft to fair market value because of the deteriorating financial condition of the lessee.

     MBANK SALE PROCEEDS

     The  parties  in the  MBank  litigation  settled  their  claims to the cash collateral for the original MBank lease and the Company received approximately $10.8 million (including $2.2 million the Company has agreed to refund to BankOne, Texas N.A.). The Company recorded $6.1 million in equipment sales margin from the MBank sale (i.e., net proceeds of approximately $8.4 million less a carrying value of approximately $2.3 million). On September 12, 1995, the Company deposited the $2.2 million of the settlement that it had agreed to refund to BankOne in an escrow account (included in cash and cash equivalents in the accompanying Consolidated Balance Sheets) pending resolution of on-going claims. For a discussion of this matter, see Footnote 15 to Notes to Consolidated Financial Statements.

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                                Fiscal Years Ended May 31,
                                            ------------------------------------
                                              1996         1995          1994
                                            --------     --------     ----------

     Leasing revenue                        $ 10,212     $  7,672      $ 13,368
     Leasing costs and expenses               (5,466)      (3,893)       (5,511)
     Net non-recourse interest expense
       on related discounted lease rentals      (989)      (1,162)       (3,343)
                                            --------     --------      --------
     Leasing margin                         $  3,757     $  2,617      $  4,514
                                            ========     ========      ========

         Leasing margin ratio                     37%          34%          34%
                                                  ==           ==           ==


                                    16 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Result of Operations, continued
     --------------------

     LEASING MARGIN, continued

     The increase in leasing revenue, leasing costs and expenses and leasing margin during fiscal year 1996, as compared to fiscal year 1995, was primarily due to growth in the Company's lease portfolio. These revenue and expense amounts are expected to increase further as the Company continues to grow its lease portfolio. Net interest expense on discounted lease rentals (i.e., leases funded with non-recourse debt) did not grow proportionately because the Company is using its Bank Facility to finance
     (1) certain leases held for its own account and (2) leases held pending sale to the PIFs and private investors.

     Leasing margin and related leasing revenue and costs and expenses decreased during fiscal year 1995 as compared to fiscal year 1994 primarily for the reasons discussed above under Remarketing of the Portfolio and Related Provision for Losses.

     OTHER INCOME

     Other Income consists of the following (in thousands):

                                                                                                  Fiscal years ended May 31,
                                                                                            --------------------------------------
                                                                                              1996             1995         1994
                                                                                            --------         --------     --------


     Fees and distributions from the Company-sponsored PIFs                                 $ 2,958          $ 2,908       $ 3,293
     Gain on sale of the investment in Corporate Express, Inc. stock                              -              671             -
     Cancellation of option agreement to acquire certain mining equipment                         -              444             -
     Interest on income tax refunds                                                               -              178           431
     Interest on MBank settlement and hold back                                                 227                -             -
     Recovery of sales and property tax amounts previously expensed                             118              371           330
     Other                                                                                      208              (56)           47
                                                                                            -------          -------       -------
                                                                                            $ 3,511          $ 4,516       $ 4,101
                                                                                            =======          =======       =======


     OPERATING AND OTHER EXPENSES

     Operating and Other Expenses decreased $4.2 million (36%) for fiscal year 1996 as compared to fiscal year 1995. The decrease included (i) $1.5 million of capitalized initial direct costs due to lease origination volume, (ii) $700,000 related to on-going efforts to minimize costs, and
     (iii) a $400,000 reimbursement to the Company from its PIFs for insurance costs related to prior fiscal years. The decrease also included the following significant expense reductions:

     * $550,000 of legal fees primarily related to the MBank litigation and the Hemmeter litigation.
     * $300,000 of warehouse and other lease portfolio and asset management costs.
     *    $400,000 of current insurance costs.
     * $200,000 difference between estimated fiscal year 1995 incentive compensation and actual payments as modified by the Company's Board of Directors.
     * $150,000 of costs associated with the Company's prior recourse debt facility.

     Operating and other expenses decreased approximately $0.7 million (6%) for fiscal year 1995 compared to fiscal year 1994 due to on-going efforts to minimize costs.

                                    17 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Result of Operations, continued
     --------------------

     EMPLOYEE STOCK OPTION BUYOUT

     Effective on May 31, 1996, the Company purchased a portion of outstanding employee stock options in order to make options outstanding as a percentage of shares outstanding consistent with that of other companies. See Note 13 to Notes to Consolidated Financial Statements for a discussion of the employee stock option buyout.

     TERMINATION OF STOCKHOLDERS' AGREEMENT EXPENSE

     See Note 12 to Notes to Consolidated Financial Statements for a discussion of (1) the termination of the Stockholders' Agreement, (2) the termination of the Company's obligation to continue to make premium payments on certain key-man life insurance policies and (3) the payments the Company received from the two stockholders to whom the policies were assigned.

     INTEREST INCOME AND EXPENSE

     Interest income arises when equipment financed with non-recourse debt is sold to investors. The accompanying Consolidated Statements of Income reflect an equal amount of non-recourse interest expense. The decline in interest income (and the related non-recourse interest expense) is due to a decline in the average outstanding balance of non-recourse debt with respect to equipment sold to investors.

     Net non-recourse interest expense on related discounted lease rentals decreased due to a decrease in the average outstanding balance of related discounted lease rentals. However, it is anticipated that net non-recourse interest expense on related discounted lease rentals will increase in the future as the Company adds additional leases financed with non-recourse debt to its portfolio.

     Recourse interest expense increased during fiscal year 1996, as compared to fiscal year 1995. As discussed above, the Company is financing more lease originations with its Bank Facility.

     INCOME TAXES

     As shown in the table in Note 11 to Notes to the Consolidated Financial Statements, the Company's significant deferred tax assets consist of an ITC carryforward of $1.9 million (which expires from 1996 through 2001) and alternative minimum tax ("AMT") credits of $3.3 million (which are not subject to expiration). These tax assets are available to offset federal income tax liability. However, the amount of ITC and AMT credit carryforward that may be utilized to reduce tax liability is significantly limited due to the computation of AMT liability. As a result of this limitation on the ITC carryforward, the Company has established a valuation allowance for deferred tax assets to reflect the uncertainty that the ITC carryforward will be fully utilized prior to expiration. During fiscal years 1996 and 1995, the valuation allowance was reduced by $120,000 and $230,000, respectively, to reflect utilization of ITC carryforward for which a valuation allowance had previously been provided.

     Income tax expense is provided on income at the appropriate statutory rates applicable to such earnings. The appropriate statutory federal and state income tax rate for fiscal years 1996, 1995 and 1994 was 40%. Adjustments to the valuation allowance are recognized as a separate component of the provision for income tax expense. Consequently, the actual income tax rate for fiscal years 1996 and 1995 was less than the effective rate of 40% primarily due to the reduction in the valuation allowance.


                                    18 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Result of Operations, continued
     --------------------

     INCOME TAXES, continued

     As discussed in Note 12 to Notes to Consolidated Financial Statements, a transaction was completed in which the Company's largest shareholder obtained more than fifty percent of the ownership and voting rights of the Company within a three year period ("a change in control"). Upon a change in control, provisions of the Internal Revenue Code limit the amount of ITC carryforwards and AMT carryforwards that could be utilized to reduce income tax liability in any year. However, the Company had previously established a valuation allowance for deferred taxes due to uncertainty that the full amount of the ITC carryforward would be utilized prior to expiration and therefore, the change in control and any resulting limitation on the ITC and AMT carryforward is not expected to reduce the recoverability of the amount of the deferred income tax assets, net of the valuation allowance.


II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to its PIFs and private investors), non-recourse debt, recourse bank debt (see Note 9 to Notes to Consolidated Financial
     Statements), rents, fees and distributions from its PIFs, sales or re-leases of equipment after the expiration of the initial lease terms and other cash receipts from non-recurring items such as settlements of legal proceedings. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

     On August 23, 1995, the Company received $10.8 million in settlement of its claims in the MBank Litigation which was included in net cash from operating activities in the accompanying Consolidated Statements of Cash Flows. On September 12, 1995, the Company deposited $2.2 million of the settlement proceeds in an escrow account with Norwest Bank, N.A., pending resolution of Bank One's ongoing claims to the MBank Equipment. The Company used the balance of the settlement proceeds, i.e., $8.6 million less $1.1 million of income taxes, to paydown the Working Capital Facility and Warehouse Facility components of its Bank Facility. For a discussion of this matter, see Note 15 to Notes to Consolidated Financial Statements.

     The Company's Bank Facility, which was scheduled to mature on January 31, 1996, has been extended, without material changes, through November 30, 1996.

     During July 1995, the Company and certain of its PIFs entered into an agreement with a lender to finance up to $50 million of lease receivables as part of a lease securitization program. Under this program, the Company's financing obligations are collateralized by the leased equipment and related rentals, and the Company has no recourse liability to the lender for repayment of the debt. In addition, this securitized debt vehicle provides an attractive interest rate. Aggregate closings through May 31, 1996 were $14.4 million for the Company and its PIFs.

     The Company completed the offering of units of its sixth PIF, CPYF III, for sale to the public in April 1996. During fiscal year 1996, the Company sold a total of $26.4 million of Class A units of CPYF III (bringing total sales of Class A units of CPYF III to $50 million, the maximum offering amount). The Company began offering units of a succeeding program, CPYF IV, for sale during April 1996. During fiscal year 1997, the Company has up to $48.8 million of Class A units in CPYF IV available for sale, which will represent a source of liquidity and acquisition fee income for the Company. Three of the Company's PIFs, including CPYF IV, are using a portion

                                    19 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

II.  Liquidity and Capital Resources, continued
     -------------------------------

     of their available cash to purchase additional equipment from the Company. The Company expects to sell approximately $85 million of equipment to these PIFs during fiscal year 1997. Four of the Company's PIFs are in their liquidation stage and are no longer purchasing material amounts of equipment.

     Inflation has not had a significant impact upon the operations of the Company.

III. Business Plan
     -------------

     The Company believes that it has the necessary funding capability for fiscal year 1997 to (1) continue to build its lease origination function and increase its lease origination volume by expanding its field sales force and by marketing its ability to customize products that meet customer needs, (2) continue to modestly increase the size of its own lease portfolio, (3) originate/acquire additional leases for sales to PIFs and private investors and (4) build and strengthen its residual remarketing expertise in identified equipment types such as material handling equipment by "vertical integration" of individuals or companies with requisite equipment expertise.

     The Company's operating results may be affected by the availability of additional sources of capital and the related costs of such capital. The cost of funds for many of the Company's competitors is lower than the Company's cost of funds. Therefore, the Company has expanded its debt and equity placement capabilities with lower cost of capital sources including private investors, private partnerships, a private income fund with an off shore investor and other strategic alliances. These funding sources should provide funds at a cost necessary to facilitate the Company's competitiveness in the lease originations market.

IV.  "Safe Harbor" Statement  Under the Private Securities Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Company's business are discussed in detail throughout Parts I and II of this report when and where applicable.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

See the Index to Financial Statements and Schedule appearing at Page F-1 of this Report.

Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------
None.

                                    PART III

Item 10.  Directors and Executive Officers
          --------------------------------

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

                                    20 of 25

Item 11.  Executive Compensation
          ----------------------

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the Company's fiscal year end.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K
          --------------------------------------------------------------

(a) and (d)  Financial Statements and Schedule
             ---------------------------------

The financial statements and schedule listed on the accompanying Index of Financial Statements and Schedule (page F-1) are filed as part of this Annual Report.

(b)  Reports on Form 8-K
     -------------------

None

(c)  Exhibits
     --------

Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record as of the record date for its 1996 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

                                    21 of 25

Item No.                                                           Exhibit Index
- --------                                                           -------------

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

10.5(b)   Amendment   to   Stockholder's   Agreement   dated   August  1,  1990,
          incorporated by reference to Exhibit 10.3(b) of the 1990 10-K.

10.6 Form of Indemnification Agreement by and between the Company and its directors, incorporated by reference to Exhibit 10.16 of the 1990 10-K.


                                    22 of 25

Item No.                                                           Exhibit Index
- --------                                                           -------------

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



                                    23 of 25

Item No.                                                           Exhibit Index
- --------                                                           -------------

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

10.50 Termination Agreement effective as of August 31, 1995 by and among Jack Durliat, Gary M. Jacobs and CAI and CAII, incorporated by reference to Exhibit 10.50 of the November 30, 1995 Form 10-Q.

10.51 Second Amendment to Credit Agreement and Notes, dated as of January 31, 1996, by and among Capital Associates International, Inc., borrower, the Lenders (as defined therein), Norwest Bank Colorado, National Association, as Agent and Norwest Equipment Finance, Inc., as Collateral Agent, incorporated by reference to Exhibit 10.51 of the February 29, 1996 Form 10-Q.

10.52 Assignment and Assumption, dated as of February 2, 1996, between The Daiwa Bank, Limited, Assignor, and The Sumitomo Bank, Limited, Assignee, incorporated by reference to Exhibit 10.52 of the February 29, 1996 Form 10-Q.

11        Statement regarding Computation of Per Share Earnings

21        List of Subsidiaries

23        Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule

                                    24 of 25

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CAPITAL ASSOCIATES, INC.

Dated:  July 30, 1996      By  /s/John E. Christensen
                               -----------------------
                               John E. Christensen
                               Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates listed.

     Signature                                 Title
     ---------                                 -----

/s/James D. Walker              Chairman of the Board and Director
- ------------------
James D. Walker


/s/William H. Buckland          Director
- ----------------------
William H. Buckland


/s/James D. Edwards             Director
- -------------------
James D. Edwards


/s/Gary M. Jacobs               Director
- -----------------
Gary M. Jacobs


/s/Dennis J. Lacey              President, Chief Executive Officer and Director
- ------------------
Dennis J. Lacey


/s/William B. Patton, Jr.       Director
- -------------------------
William B. Patton, Jr.


/s/Robert A. Sharpe             Director
- -------------------
Robert A. Sharpe


/s/Joseph F. Bukofski           Assistant Vice President and Controller
- ---------------------
Joseph F. Bukofski              (Principal Accounting Officer)


                         Each of the above signatures is
                           affixed as of July 30, 1996

                                    25 of 25

                          INDEX OF FINANCIAL STATEMENTS
                                  AND SCHEDULE




                                                                         Page
                                                                         ----

Financial Statements
- --------------------

     Independent Auditors' Report                                        F-2

     Consolidated Balance Sheets as of
              May 31, 1996 and 1995                                      F-3

     Consolidated Statements of Income for
              the Years Ended May 31, 1996, 1995 and 1994                F-4

     Consolidated Statements of Changes in
              Stockholders' Equity for the Years
              Ended May 31, 1996, 1995 and 1994                          F-5

     Consolidated Statements of Cash Flows for
              the Years Ended May 31, 1996, 1995 and 1994                F-6

     Notes to Consolidated Financial Statements                      F-7 to F-23


Schedule
- --------

         Independent Auditors' Report                                    F-24

         Schedule II - Valuation and Qualifying
                  Accounts and Reserves for the Years
                  Ended May 31, 1996, 1995 and 1994                      F-25

                          INDEPENDENT AUDITORS' REPORT







The Stockholders and Directors
Capital Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1996, and 1995 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Associates, Inc. and subsidiaries as of May 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended May 31, 1996, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP


                              /s/KPMG Peat Marwick LLP
                              ------------------------
Denver, Colorado
July 16, 1996

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except shares and par value)

                                     ASSETS


                                                                                          May 31,
                                                                                ---------------------------
                                                                                   1996              1995
                                                                                ---------         ---------


Cash and cash equivalents                                                       $   2,851         $     923
Receivable from affiliated limited partnerships                                     1,849               741
Accounts receivable, net                                                              945               106
MBank receivable                                                                        -            10,800
Equipment held for sale or re-lease                                                   177                66
Residual values, net, and other receivables arising
  from equipment under lease sold to private investors                              3,374             5,608
Net investment in direct finance leases                                            14,967            19,319
Leased equipment, net                                                              45,285            19,987
Investment in affiliated limited partnerships                                       8,759            10,316
Other                                                                               3,497             2,970
Deferred income taxes                                                               1,900             1,800
Notes receivable arising from sale-leaseback transactions                           8,409            21,037
Discounted lease rentals assigned to lenders arising
      from equipment sale transactions                                             35,498            65,283
                                                                                ---------         ---------
                                                                                $ 127,511         $ 158,956
                                                                                =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                                              $  17,538         $  24,520
Accounts payable - equipment purchases                                             14,071             2,753
Accounts payable and other liabilities                                              9,272            10,977
Obligations under capital leases arising from sale-leaseback transactions           8,421            21,024
Discounted lease rentals                                                           55,328            77,192
                                                                                ---------         ---------
                                                                                  104,630           136,466
                                                                                ----------        ---------

Commitments and contingencies (Notes 10, 15 and 16)

Stockholders' equity:
      Common stock, $.008 par value, 15,000,000 shares
        authorized, 5,139,000 and 5,107,000 shares issued                              32                63
      Additional paid-in capital                                                   17,026            16,961
      Retained earnings                                                             6,121             5,517
      Treasury stock, at cost                                                        (298)              (51)
                                                                                ---------         ---------
           Total stockholders' equity                                              22,881            22,490
                                                                                ---------         ---------
                                                                                $ 127,511         $ 158,956
                                                                                =========         =========




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands, except shares and per share data)


                                                                         Year Ended May 31,
                                                               -----------------------------------------
                                                                  1996            1995            1994
                                                               ----------      ---------       ----------

Revenue:
   Equipment sales to affiliated limited partnerships           $  72,202       $  43,638       $  70,085
   Other equipment sales                                           94,040          29,332          52,384
   MBank sale                                                           -           8,400               -
   Leasing                                                         10,212           7,672          13,368
   Interest                                                         6,716          11,386          15,027
   Other                                                            3,511           4,516           4,101
                                                                ---------       ---------       ---------
   Total revenue                                                  186,681         104,944         154,965
                                                                ---------       ---------       ---------

Costs and expenses:
   Equipment sales                                                161,797          68,566         114,440
   MBank sale                                                           -           2,300               -
   Leasing                                                          5,466           3,893           5,511
   Operating and other expenses                                     7,450          11,603          12,307
   Provision for losses                                               430           2,940           1,315
   Employee stock option buyout                                       557               -               -
   Termination of Stockholders' Agreement                             325               -               -
   Interest:
     Non-recourse debt                                              7,705          12,548          18,370
     Recourse debt                                                  2,145           1,618           1,839
                                                                ---------       ---------       ---------
   Total costs and expenses                                       185,875         103,468         153,782
                                                                ---------       ---------       ---------

Net income before income taxes                                        806           1,476           1,183
Income tax expense                                                    202             360             473
                                                                ---------       ---------       ---------
Net income                                                      $     604       $   1,116       $     710
                                                                =========       =========       =========

Earnings per common and dilutive common equivalent share:
   Primary                                                      $     .12       $     .21       $     .13
                                                                =========       =========       =========
   Fully diluted                                                $     .11       $     .21       $     .13
                                                                =========       =========       =========

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

      Primary                                                   5,186,000       5,325,000       5,451,000
                                                                =========       =========       =========
      Fully diluted                                             5,393,000       5,337,000       5,451,000
                                                                =========       =========       =========




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                                   Common Stock         Additional                   Treasury Stock
                                              ---------------------      Paid-in      Retained      -----------------
                                              Shares         Amount      Capital      Earnings      Shares       Cost        Total
                                              ------         ------     ----------    --------      ------       ----        -----


Balance at June 1, 1993                     4,843,000        $  59       $ 16,604     $  3,691      16,000     $  (51)     $ 20,303

Sale of common stock under
  incentive stock option plan                  12,000            -             10            -           -          -            10
Issuance of shares to officer                  25,000            1             56            -           -          -            57
Income tax benefit from stock
  compensation                                      -            -             19            -           -          -            19
Net income                                          -            -              -          710           -          -           710
                                            ---------        -----       --------     --------     -------     ------      --------
Balance at May 31, 1994                     4,880,000           60         16,689        4,401      16,000        (51)       21,099

Sale of common stock under:
  -  incentive stock option plan               82,000            1             14                        -          -            15
  -  non-qualified stock option plan          145,000            2            200                        -          -           202
Income tax benefit from stock
  compensation                                      -            -             58                        -          -            58
Net income                                          -            -              -        1,116           -          -         1,116
                                            ---------        -----       --------     --------     -------     ------      --------
Balance at May 31, 1995                     5,107,000           63         16,961        5,517      16,000        (51)       22,490

Sale of common stock under:
  -  incentive stock option plan               27,000            -             19            -           -          -            19
  -  non-qualified stock option plan            5,000            -              6            -           -          -             6
Income tax benefit from stock
  compensation                                      -            -              9            -           -          -             9
One-for-two reverse stock split                     -          (31)            31            -           -          -             -
Purchase of treasury shares                         -            -              -            -     129,000       (247)         (247)
Net income                                          -            -              -          604           -          -           604
                                            ---------        -----       --------     --------     -------     ------      --------
Balance at May 31, 1996                     5,139,000        $  32       $ 17,026     $  6,121     145,000     $ (298)     $ 22,881
                                            =========        =====       ========     ========     =======     ======      ========


























                   The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                          Year Ended May 31,
                                                                                                 -----------------------------------
                                                                                                   1996         1995          1994
                                                                                                 --------     --------     ---------

Cash flows from operating activities:
  Net income                                                                                     $    604     $  1,116     $    710
                                                                                                 --------     --------     --------
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                 6,182        4,860        6,613
      Recovery of investment in direct financing leases                                             6,362        6,913       13,840
      Cost of sales                                                                                 8,995        4,813       14,634
      Provision for losses                                                                            430        2,940        1,315
      Deferred income taxes                                                                          (100)      (2,630)        (670)
      Deferred financing costs                                                                       (118)        (594)           -
      Margin on MBank sale                                                                              -       (6,100)           -
      MBank sale proceeds                                                                          10,800            -            -
      Gain on sale of a portion of the investment in Corporate Express, Inc.                            -         (671)           -
      Sales-type lease margin                                                                        (191)        (765)      (1,062)
      Decrease (increase) in accounts receivable                                                   (1,947)       1,062        2,131
      Other                                                                                        (1,427)       3,390       (1,709)
                                                                                                 --------     --------     --------
         Total adjustments                                                                         28,986       13,218       35,092
                                                                                                 --------     --------     --------
Net cash provided by operating activities                                                          29,590       14,334       35,802
                                                                                                 --------     --------     --------

Cash flows from investing activities:
  Equipment purchased for leasing                                                                 (23,979)     (17,000)      (3,446)
  Investment in leased office facility and in capital expenditures                                   (393)        (178)        (416)
  Net receipts from affiliated public income funds ("PIFs")                                         1,222        1,961        2,811
  Sale of a portion of the investment in Corporate Express, Inc.                                        -          677            -
                                                                                                 --------     --------     --------
Net cash used for investing activities                                                            (23,150)     (14,540)      (1,051)
                                                                                                 --------     --------     --------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals                                                        8,513        2,306        4,916
  Principal payments on discounted lease rentals                                                   (5,821)      (9,219)     (21,725)
  Proceeds from sales of common stock                                                                  25          217           10
  Purchase of treasury shares                                                                        (247)           -            -
  Net borrowings (payments) on revolving credit facilities                                         (2,649)      13,638           28
  Payments on Term Loan                                                                            (4,333)      (7,885)     (19,118)
                                                                                                 --------     --------     --------
Net cash used for financing activities                                                             (4,512)        (943)     (35,889)
                                                                                                 --------     --------     --------

Net increase (decrease) in cash and cash equivalents                                                1,928       (1,149)      (1,138)
Cash and cash equivalents at beginning of year                                                        923        2,072        3,210
                                                                                                 --------     --------     --------
Cash and cash equivalents at end of year                                                         $  2,851     $    923     $  2,072
                                                                                                 ========     ========     ========

Supplemental schedule of cash flow information:
  Recourse interest paid                                                                         $  2,145     $  1,535     $  1,867
  Non-recourse interest paid                                                                          983        1,112        3,055
  Income taxes paid                                                                                 2,264        1,444          809
  Income tax refunds received                                                                          83          923        1,623
Supplemental schedule of non-cash investing and financing activities:
  Discounted lease rentals assigned to lenders arising from equipment sales
    transactions                                                                                   14,095        3,123       36,612
  Assumption of discounted lease rentals in lease acquisitions                                     19,324        5,550       15,795
  Increase in residual values and other receivables relating to equipment sale
    transactions                                                                                      897        2,727        1,876
  Cancellation of discounted lease rentals related to bankrupt lessee                                   -          518            -
  Cancellation of option agreement:
    Decrease in accounts payable and other liabilities                                                  -        1,197            -
    Decrease in other receivables relating to equipment sale transactions                               -          573            -
  MBank sale:
    Increase in accounts receivable                                                                     -       10,800            -
    Increase in accounts payable                                                                        -        2,400            -
    Decrease in other assets                                                                            -        2,300            -


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
      ------------------------------------------

      GENERAL ACCOUNTING PRINCIPLES
      -----------------------------

      NATURE OF OPERATIONS

      Capital Associates, Inc. ("CAI" or the "Company") was incorporated as a holding company in October 1986. Its principal operating subsidiary, Capital Associates International, Inc. ("CAII"), is primarily engaged in
      (1) buying, selling, leasing, and remarketing new and used equipment, (2) managing equipment on and off lease, (3) sponsoring, co-sponsoring,
      managing  and  co-managing   publicly-registered   income  funds  and  (4)
      arranging equipment-related financing. The principal market for the Company's activities is the United States.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of CAI and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

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

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include highly liquid investments with a maturity of three months or less.

      INCOME TAXES

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies, continued
      ------------------------------------------

      GENERAL ACCOUNTING PRINCIPLES, continued
      -----------------------------

      EQUIPMENT HELD FOR SALE OR RE-LEASE

      Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Company following lease expiration.

      EARNINGS PER COMMON AND DILUTIVE COMMON EQUIVALENT SHARE

      Primary and fully diluted earnings per common and dilutive common equivalent share are computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents (consisting solely of common stock options) outstanding during the period. Fiscal year 1996 dilutive common stock equivalents were reduced by the effect of the employee stock option buyout discussed in Footnote 13 to Notes to Consolidated Financial Statements.

      RECLASSIFICATIONS

      Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, was issued in October 1995. The Company will be required to adopt the new standard no later than fiscal year 1997, although early adoption is permitted. This standard establishes the fair value based method (the "SFAS 123 Method") rather than the intrinsic value based method as the preferred accounting methodology for stock based compensation arrangements. Entities are allowed to (i) continue to use the intrinsic value based methodology in their basic financial statement and provide in the footnotes pro forma net income and earnings per share information as if the SFAS 123 Method had been adopted, or (ii) adopt the SFAS 123 Method. The SFAS 123 Method will result in higher recorded compensation cost for the Company. The Company is continuing to evaluate whether or not it will change to the recognition provisions of SFAS 123.

      The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"), effective June 1, 1995. SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Company is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies, continued
      ------------------------------------------

      GENERAL ACCOUNTING PRINCIPLES, continued
      -----------------------------

      EQUIPMENT LEASING AND SALES

      Lease Accounting - Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by either the direct financing, sales-type or operating lease method. Direct financing and sales-type leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. The Company currently utilizes (i) the direct financing or the operating lease method for substantially all of the Company's lease originations and (ii) the sales-type or the operating lease method for substantially all lease activity for an item of equipment subsequent to the expiration of the initial lease term. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the origination of a lease, the Company may engage in financing of lease receivables on a non-recourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

      The Company's accounting methods and their financial reporting effects are described below:

        LEASE INCEPTION

        DIRECT FINANCING LEASES ("DFLS") - The cost of equipment is recorded as net investment in DFLs. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded in leasing revenue in the accompanying statements of income. Initial direct costs ("IDC") are capitalized and amortized over the lease term in proportion to the recognition of earned income. Amortization of IDC is recorded as leasing costs in the accompanying statements of income.
        Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee.

        OPERATING LEASES ("OLS") - The cost of equipment is recorded as leased equipment and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rentals. IDC are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as leasing costs in the accompanying statements of income. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals is incurred on the interest method, profit is skewed toward lower returns in the early years of the term of an OL and higher returns in later years.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies, continued
      ------------------------------------------

      GENERAL ACCOUNTING PRINCIPLES, continued
      -----------------------------

      EQUIPMENT LEASING AND SALES, continued

        TRANSACTIONS SUBSEQUENT TO LEASE INCEPTION

        NON-RECOURSE DISCOUNTING OF RENTALS - The Company may assign the future rentals from leases to financial institutions at fixed interest rates on a non-recourse basis. In return for such assigned future rentals, the Company receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Company. Cash proceeds from such financings are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

        SALES TO PRIVATE INVESTORS OF EQUIPMENT UNDER LEASE - The Company may sell title to leased equipment that in some cases is subject to existing discounted lease rentals in equipment sale transactions with third-party investors. In such transactions, the investors obtain ownership of the equipment as well as rights to equipment rentals. Upon sale, the Company records equipment sales revenue equal to the sales price of the equipment which may include a residual interest retained by the Company (recorded as an asset at present value using an appropriate interest rate) and records equipment sales cost equal to the carrying value of the related assets (including remaining unamortized IDC). Income is recorded on residual interests retained by the Company after cumulative cash collections on such residuals exceed the recorded asset amount. Fees for remarketing equipment associated with such transactions are reflected in operations as realized.

        Other accounts arising from private equity sales include:

           DISCOUNTED LEASE RENTALS, ETC. - Pursuant to FASB Technical Bulletin No. 86-2, although private investors and PIFs may acquire the equipment sold to them by the Company subject to the associated non-recourse debt (i.e., discounted lease rentals), the debt is not removed from the balance sheet unless such debt has been legally assumed by the third-party investors. If not legally assumed, a corresponding asset ("discounted lease rentals assigned to lenders arising from equipment sale transactions") is recorded representing the present value of the end user rentals receivable relating to such transactions. Interest income is recorded on the discounted lease rentals and an equal amount of interest expense on the related liability is recorded in the accompanying statements of income.

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies, continued
      ------------------------------------------

      GENERAL ACCOUNTING PRINCIPLES, continued
      -----------------------------

      EQUIPMENT LEASING AND SALES, continued

           INTEREST INCOME - Interest income, as shown in the accompanying statements of income, includes (i) interest on discounted lease rentals assigned to lenders arising from equipment sale transactions and (ii) interest on notes receivable arising from sale-leaseback transactions.

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

        SALES-TYPE LEASES

        The excess of the present value of (i) future rentals and (ii) the estimated residual value (collectively, "the net investment") over the carrying value of the equipment subject to the sales-type lease is reflected in operations at the inception of the lease. Thereafter, the net investment is accounted for as a DFL, as described above.

      ALLOWANCE FOR LOSSES

      An allowance for losses is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

      The Company evaluates the realizability of the carrying value of its investment in its PIFs based upon all estimated future cash flows from the PIFs. As a result of such analyses, certain distributions have been accounted for as a recovery of cost instead of income.

2.    Residual Values and Other  Receivables  Arising from Equipment Under Lease
      --------------------------------------------------------------------------
      Sold to Private Investors
      -------------------------

      As of May 31, 1996 and 1995, the equipment types for which the Company recorded the present value of the estimated residual values and other receivables arising from private sales of equipment under lease were (in thousands):

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    Residual Values and Other  Receivables  Arising from Equipment Under Lease
      --------------------------------------------------------------------------
      Sold to Private Investors, continued
      -------------------------


                Description                                1996           1995
                -----------                              --------       --------

      Mining, manufacturing and material handling        $ 1,798        $   786
      Furniture and fixtures                               1,220          1,284
      Aircraft                                               136            396
      Other miscellaneous equipment                          190            404
                                                         -------        -------

      Total equipment residuals                            3,344          2,870
      Notes receivable due directly from investors            30          2,678
      End user rentals under existing leases
        assigned to the Company by investors                   -             60
                                                         -------        -------
                                                         $ 3,374        $ 5,608
                                                         =======        =======

      Residual values and other receivables arising from equipment under lease sold to private investors were net of an allowance for doubtful accounts of $258,000 and $1,654,000 as of May 31, 1996 and 1995, respectively.

      In certain sale transactions, the Company agreed to certain hold backs related to the lessee's performance. Pursuant to such agreements, a portion of the sales proceeds was placed in an interest-bearing escrow account until such time as the performance objectives are met. Escrowed amounts related to these transactions were $645,000 and $206,000 at May 31, 1996 and May 31, 1995, respectively and are included in Other Assets in the accompanying Consolidated Balance Sheets.


3.    Net Investment in DFLs
      ----------------------

      The components of the Company's net investment in DFLs as of May 31, 1996 and 1995 were (in thousands):

                                                         1996             1995
                                                       --------        ---------

Minimum lease payments receivable                      $ 15,234        $ 21,486
Estimated residual values                                 2,139           1,161
IDC                                                         124             159
Less unearned income                                     (2,530)         (3,487)
                                                       --------        --------
                                                       $ 14,967        $ 19,319
                                                       ========        ========

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Leased Equipment, net
      ----------------

      The Company's investment in equipment under OLs, by major classes, as of May 31, 1996 and 1995 were (in thousands):
                                                            1996          1995
                                                          --------     ---------

      Material handling                                   $ 29,793     $  7,151
      Other technology and communication equipment           8,807        5,536
      Aircraft                                               4,901        4,125
      Other                                                  4,451        4,274
      Furniture and fixtures                                 3,825        2,460
      IBM processors and peripheral computer equipment       3,220        3,329
      Mining equipment                                          15        3,989
      IDC                                                      487          239
                                                          --------     --------
                                                            55,499       31,103
      Less accumulated depreciation                         (9,094)      (8,700)
      Less allowance for losses                             (1,120)      (2,416)
                                                          --------     --------
                                                          $ 45,285     $ 19,987
                                                          ========     ========

      Depreciation on leased equipment was $5,205,000, $3,771,000 and $5,209,000 for fiscal years 1996, 1995 and 1994, respectively.


5.    Future Minimum Lease Payments
      -----------------------------

      Future minimum lease payments receivable from noncancelable leases on equipment owned by the Company as of May 31, 1996, are as follows (in thousands):

        Years Ending May 31                          DFLs                OLs
        -------------------                       ---------           --------

           1997                                   $   7,781           $ 13,317
           1998                                       3,305             10,331
           1999                                       2,215              7,356
           2000                                       1,570              5,195
           Thereafter                                   363              7,465
                                                  ---------           --------
                                                  $  15,234           $ 43,664
                                                  =========           ========


6.    Notes  Receivable  and  Obligations  Under  Capital  Leases  Arising  from
      --------------------------------------------------------------------------
      Sale-leaseback Transactions
      ---------------------------

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Notes  Receivable  and  Obligations  Under  Capital  Leases  Arising  from
      --------------------------------------------------------------------------
      Sale-leaseback Transactions, continued
      ---------------------------

      Aggregate maturities of notes receivable and obligations under capital leases arising from sale-leaseback transactions outstanding as of May 31, 1996 are as follows (in thousands):

                                                    Notes
        Years Ending May 31                       Receivable         Obligations
                                                  ----------         -----------

           1997                                    $ 7,666             $ 7,673
           1998                                        743                 748
                                                   -------             -------
                                                   $ 8,409             $ 8,421
                                                   =======             =======

      Notes receivable and obligations arising from sale-leaseback transactions bear interest at rates ranging from 10% to 12%.


7.    Significant Customer and Concentration of Credit Risk
      -----------------------------------------------------

      One customer accounted for 42% of the Company's revenues in fiscal year 1996. No customer accounted for at least 10% of the Company's revenues in fiscal years 1995 or 1994.

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

      At May 31, 1996, equipment under OLs and DFLs owned by the Company was leased to companies with the following credit ratings:

                                                             Percentage of the
                                                             net book value of
           Credit Rating                                   equipment under lease
           -------------                                   ---------------------

        Baa (or equivalent) or above                                91%
        Below Baa (or equivalent)                                    1
        In bankruptcy (see Footnote 15 to Notes to
          Consolidated Financial Statements)                         8
                                                                  ----
                                                                   100%
                                                                  ====

8.    Discounted Lease Rentals
      ------------------------

      Discounted lease rentals outstanding at May 31, 1996 bear interest at rates between 5% to 17%. Aggregate maturities of such non-recourse obligations are (in thousands):

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Discounted Lease Rentals, continued
      ------------------------

              Years Ending May 31:

                  1997                                                 $ 28,870
                  1998                                                   15,664
                  1999                                                    7,648
                  2000                                                    3,146
                                                                       --------
                                                                       $ 55,328

9.    Recourse Bank Debt
      ------------------

      The Company extended its recourse bank debt and revolving credit facilities (the "Bank Facility") on January 31, 1996. The lender group currently consists of Norwest Bank Colorado, National Association, Agent, Norwest Equipment Finance, Inc., Collateral Agent, Wells Fargo Bank, N.A., The Sumitomo Bank, Limited and The First National Bank of Boston. The Borrower under the Bank Facility is Capital Associates International, Inc. ("CAII"), a wholly-owned subsidiary of the Company.

      The Bank Facility consists of three components, a term loan facility (the "Term Loan"), a revolving working capital credit facility (the "Working Capital Facility") and a revolving warehousing credit facility (the "Warehouse Facility"). The principal terms of the three facilities are as follows (in thousands):


                                                                        Working Capital
                                                      Term Loan            Facility          Warehouse Facility     Total Borrowings
                                                   -----------------   -----------------     ------------------     ----------------


         Maturity Date                             November 30, 1997   November 30, 1996     November 30, 1996           N/A

         Maximum amount                               $ 13,000            $  5,000           lesser of $ 32,000           N/A
                                                                                             or borrowing base
         Borrowings at May 31, 1996                      6,500                   0                11,038             $  17,538
                                                      --------            --------              --------             =========

         Potential availability at May 31, 1996         N/A               $  5,000              $ 20,962                 N/A
                                                      ========            ========              ========

         Borrowings at May 31, 1995                   $ 10,833            $  1,531              $ 12,156             $  24,520
                                                      ========            ========              ========             =========

         Interest rate at May 31, 1996             Prime* plus .75%**  Prime* plus .75%      Prime* plus .50%

         *    Agent's Prime at May 31, 1996 was 8.25%.

         ** As required by the Bank Facility, CAII has acquired, at its own cost (of $59,500), a 36-month interest rate cap contract at 10.5% with respect to 50% of the principal balance of the Term Loan.

      Principal reductions under the Term Loan are scheduled to occur as follows (in thousands):

      Fiscal year ending May 31, 1997                                  $  4,333
      Fiscal year 1998 through November 30, 1997                          2,167
                                                                       --------
                                                                       $  6,500
                                                                       ========
                                     F - 15

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Recourse Bank Debt, continued
      ------------------

      The Bank Facility (1) is collateralized by all of CAII's assets and (2) is senior, in order of priority, to all of CAII's indebtedness, subject to certain limited exceptions. The Company and certain of the Company's and CAII's subsidiaries have guaranteed CAII's obligations under the Bank Facility and have pledged all of their assets, with limited exceptions, to collateralize their guarantees. The Bank Facility restricts CAII's ability to pay dividends or loan or advance funds to the Company.

      As of May 31, 1996, the Company was in compliance with the terms of the Bank Facility.

10.   Related Parties
      ---------------

      PIFs:

      The Company sponsors or co-sponsors seven PIFs that purchase equipment under lease from the Company. The Company, through its PIF general partner subsidiaries, acts as either a general partner or co-general partner of each PIF for which it receives general partner distributions and management fees. The Company, through CAII, also acts as the Class B limited partner of each PIF for which it receives Class B limited partner distributions. The Class B limited partner is required to make subordinated limited partnership investments in the PIFs. The Class B limited partner has a maximum remaining obligation to make further cash contributions of approximately $0.5 million for all of the existing PIFs (which relates solely to CPYF IV). Also, as of May 31, 1996, the Company sold approximately $1 million of equipment under lease to CPYF IV for a note receivable that was paid on June 13, and July 11, 1996. Amounts related to the PIFs were as follows (in thousands):

                                                     1996       1995       1994
                                                    ------     ------     ------

      Equipment sales margin                        $1,539     $1,047    $1,774
      Fees and distributions                         2,958      2,908     3,293
      Investment contributions in subordinated
        limited partnership interests                  260        230       200


11.   Income Taxes
      ------------

      The components of the income tax expense (benefit) charged to continuing operations were (in thousands):

                                             1996           1995         1994
                                            -------       -------       -------
      Current:
        Federal                             $   653       $ 1,990       $ 1,000
        State and local                        (351)        1,000           143
                                            -------       -------       -------
                                                302         2,990         1,143
                                            -------       -------       -------
      Deferred:
        Federal                                (501)       (1,800)         (400)
        State and local                         401          (830)         (270)
                                            -------       -------       -------
                                               (100)       (2,630)         (670)
                                            -------       -------       -------
         Total tax provision                $   202       $   360       $   473
                                            =======       =======       =======

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Income Taxes, continued
      ------------

      Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax income from continuing operations as a result of the following:


                                                        1996      1995     1994
                                                       ------    ------   ------

      Computed "expected" tax expense                  $ 272     $ 502     $ 402
      State tax provisions, net of federal benefits       50        88        71
      Reduction in valuation allowance for deferred
        income tax assets                               (120)     (230)        -
                                                       -----     -----     -----
                                                       $ 202     $ 360     $ 473
                                                       =====     =====     =====

      Income taxes are provided on income from continuing operations at the appropriate federal and state statutory rates applicable to such earnings. The effective tax rate for the fiscal years ended May 31, 1996 and 1995 was 40%.

      Components of income tax expense attributable to net income before income taxes is as follows (in thousands):



                                                                                      1996                1995                1994
                                                                                    -------             -------             -------

      Current:
        Taxes on net income before carryforwards                                    $   832             $ 9,390             $ 8,593
        Benefit of loss carryforwards utilized                                            -              (5,800)             (7,050)
        Benefit of investment tax credit ("ITC")
          carryforward utilized                                                        (530)               (600)               (400)
                                                                                    -------             -------             -------
                                                                                        302               2,990               1,143
                                                                                    -------             -------             -------
      Deferred:
        Tax effect of net change in temporary differences                              (510)             (7,200)             (7,850)
        Loss carryforwards utilized                                                       -               5,800               7,050
        ITC carryforward utilized                                                       530                 600                 400
        Alternative Minimum Tax ("AMT"), net of
          utilization of investment tax credit carryforward                               -              (1,600)             (1,100)
        Increase (decrease) in valuation allowance for
          deferred income tax assets                                                   (120)               (230)                830
                                                                                    -------             -------             -------
                                                                                       (100)             (2,630)               (670)
                                                                                    -------             -------             -------
      Provision for income taxes                                                    $   202             $   360             $   473
                                                                                    =======             =======             =======


      Significant components of the Company's deferred tax liabilities and assets as of May 31, 1996 and 1995, were as follows (in thousands):

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Income Taxes, continued
      ------------


                                                                                                       1996            1995
                                                                                                     --------        --------

      Deferred income tax liabilities:
        Direct finance leases accounted for as operating leases
        for income tax purposes, and equipment depreciation
        for tax purposes in excess of financial reporting depreciation                               $  2,000        $  2,400

        Residual values and other receivables arising from equipment under lease sold to private investors recognized for financial
          reporting purposes, but not for tax reporting purposes                                        1,300           1,000
                                                                                                     --------        --------
                 Total deferred income tax liabilities                                                  3,300           3,400
                                                                                                     --------        --------
      Deferred income tax assets:
        Other assets and liabilities, net                                                               1,800             900
        Investment tax credit carryforwards                                                             1,900           7,400
        AMT credit carryforwards                                                                        3,300           3,300
                                                                                                     --------        --------
               Total deferred income tax assets                                                         7,000          11,600
      Valuation allowance for deferred income tax assets                                               (1,800)         (6,400)
                                                                                                     --------        --------
               Net deferred income tax assets                                                           5,200           5,200
                                                                                                     --------        --------

      Net deferred income tax asset (liability)                                                      $  1,900        $  1,800
                                                                                                     ========        ========


      The Company has established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the ITC carryforward will be utilized prior to expiration. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets. The reduction in the valuation allowance recorded in fiscal 1996 and 1995 of $120,000 and $230,000 respectively, represents the utilization of an ITC carryforward for which a valuation allowance had previously been provided.

      At May 31, 1996, the Company had an ITC carryforward of $6.9 million, which expires from 1997 through 2001, and AMT credits of $3.3 million. Due to a change in control, described below, provisions of the Internal Revenue Code limit the annual future ITC carryforward and AMT credit carryforward utilization to $370,000 per year. As a result, the Company will only be able to utilize $1.9 million of ITC before the remaining credits expire. Because of this limitation of the utilization of ITC, the related deferred income tax asset in the amount of $4.5 million was written-off against the valuation allowance. Under present federal tax law, AMT credits may be carried forward indefinitely and may be utilized to reduce regular tax liability to an amount equal to AMT liability.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Common and Preferred Stock
      --------------------------

      The Company has authority to issue 2,500,000 shares of preferred stock at $0.008 par value. At May 31, 1996, no shares of preferred stock had been issued.

      TERMINATION OF STOCKHOLDERS' AGREEMENT

      Effective as of August 31, 1995, two principal stockholders of the Company (the "Principal Stockholders") and the Company, constituting all of the remaining parties to the Stockholders' Agreement agreed to terminate the Stockholders' Agreement. In connection therewith, the Company notified the Principal Stockholders that it intended to cease making premium payments for the key-man life insurance maintained by the Company to fund its obligation to repurchase the Principal Stockholders' Company common stock upon the occurrence of certain events and, in accordance with the terms of the Stockholders' Agreement, the Principal Stockholders exercised their options to acquire such insurance policies for fifty percent (50%) of their net cash surrender values (which totaled approximately $650,000 at August 31, 1995) resulting in an expense to the Company of approximately $325,000. In November 1995, the Principal Stockholders paid to the Company $347,097 (which included premiums paid by the Company through November
      1995) for the insurance policies maintained by the Company on the Principal Stockholders' lives. During fiscal year 1995, the Company paid premiums of $88,535 with respect to the life insurance policies covering the Principal Stockholders.

      REVERSE SPLIT

      On November 2, 1995, after obtaining the necessary Board of Director and stockholder approvals, the Company amended its Certificate of Incorporation to effect a reverse split of its common stock pursuant to which each share of common stock issued and outstanding immediately prior to the effective date of the reverse split was automatically reclassified as, and changed into, one-half (1/2) share of common stock. The reverse split did not change (1) the par value of the common stock (which remains $.008 per share after the reverse split), (2) the authorized number of shares of common stock (which remains at 15,000,000 shares after the reverse split) or (3) the voting rights of the common stock (which remain at one vote per share of common stock after the reverse split). Fractional shares of common stock created in the reverse split were redeemed for cash pursuant to the formula set forth in the Certificate of Amendment to the Certificate of Incorporation of the Company. Accordingly, all share and per share data, as appropriate, reflect the effects of this reverse split for all periods presented.

      CHANGE IN CONTROL OF REGISTRANT

      On November 10, 1995, MCC Financial ("MCC") acquired voting control of the Company through a private stock transaction and the delivery of proxies for shares of common stock subject to purchase in the future pursuant to agreements (the "Stock Purchase Agreements") executed by and between MCC and the Company's Principal Stockholders.

      Pursuant to these Stock Purchase Agreements, MCC acquired 65,120 shares of common stock for a purchase price of $3.30 per share or an aggregate amount of $214,896. In addition, MCC acquired the right to purchase an additional 1,245,000 shares of common stock in the future for an aggregate purchase price of approximately $4.5 million.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.   Common and Preferred Stock, continued
      --------------------------

      CHANGE IN CONTROL OF REGISTRANT, continued

      On January 9 and 10, 1996, MCC completed the purchase of 550,000 shares of common stock for a purchase price of $3.30 per share or an aggregate amount of $1,815,000.


13.   Stock Options
      -------------

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

      Effective on May 31, 1996, the Company purchased 401,000 of the outstanding options issued to current employees at a cost to the Company of $557,000, which was equal to the difference of $2.45 and the exercise price of each option purchased.

      The following table summarizes the activity in this plan for the periods indicated:


                                             Options          Exercise Price         Options
                                           Outstanding          Per Share          Exercisable
                                          ------------        ---------------      -----------


      Outstanding at May 31, 1993           1,176,000         0.1250 - 2.2500        668,000
                                                                                     =======
      Exercised                               (12,000)        0.6800 - 1.1250
      Granted                                  28,000         1.6250 - 2.4376
      Canceled                                (60,000)        0.6800 - 2.2500
                                            ---------
      Outstanding at May 31, 1994           1,132,000         0.1250 - 2.4376        841,000
                                                                                     =======
      Exercised                              (227,000)        0.1250 - 2.1250
      Granted                                 246,000         1.2500 - 1.3200
      Canceled                               (104,000)        0.6800 - 2.3750
                                            ---------
      Outstanding at May 31, 1995           1,047,000         0.6800 - 2.4376        835,000
                                                                                     =======
      Exercised                               (32,000)        0.6800 - 1.1250
      Granted                                 130,000         1.3756 - 1.9062
      Canceled                                (51,000)        0.6800 - 2.2500
      Purchased                              (401,000)        0.6800 - 2.2500
                                            ---------
      Outstanding at May 31, 1996             693,000         0.6800 - 2.4376        641,000
                                            =========                                =======

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   Quarterly Financial Data (unaudited)
      ------------------------

      Summarized quarterly financial data for the years ended May 31, 1996 and 1995 are (in thousands, except per share data):

                                Total           Net      Income Per Common and
      Fiscal year 1996:        Revenue        Income    Common Equivalent Share
      ----------------         -------        ------    -----------------------

      First quarter           $ 31,210        $  57          $   .01
      Second quarter            33,718           60              .01
      Third quarter             59,089          136              .03
      Fourth quarter            62,664          351              .07


                                Total           Net      Income Per Common and
      Fiscal year 1995:        Revenue        Income    Common Equivalent Share
      ----------------         -------        ------    -----------------------

      First quarter           $ 18,769        $ 163          $   .03
      Second quarter            24,396           71              .01
      Third quarter             29,471           54              .01
      Fourth quarter            32,308          828              .16

15.   Legal Proceedings
      -----------------

      MBANK LITIGATION. The MBank Litigation was settled on August 16, 1995 with the exception of the claims asserted by Bank One, N.A., ("Bank One") in its first amended complaint ("Bank One's Amended Complaint"). Bank One's Amended Complaint does not assert any money damage claims against the Company. The Company has filed a motion requesting dismissal of the claims asserted against the Company in Bank One's Amended Complaint. As of July 16, 1996, the court has not ruled on (i) the Company's motion or (2) the pending summary judgment motions of Bank One and FDIC concerning ownership of the equipment.

      On August 23, 1995, the Company received $10.8 million in settlement of its claims in connection with the MBank Litigation. In accordance with the terms of the settlement, on August 28, 1995, the Company delivered $2.2 million to Bank One in repayment of the monies received from Bank One in 1992 (along with interest thereon). On September 8, 1995, Bank One, which is pursuing its lawsuit to obtain title to the MBank Equipment, rejected the tender and returned the $2.2 million to the Company (while purporting to reserve all rights to make a claim to such funds in the future). On September 12, 1995, the Company deposited the $2.2 million returned by Bank One in an escrow account with Norwest Bank, N.A., pending resolution of Bank One's ongoing claims.

      HEMMETER LITIGATION. In June 1995, Grand Palais Riverboat, Inc. (the "Lessee"), failed to make lease payments due under its lease with the Company. In July 1995, the Lessee filed for bankruptcy protection. In October 1995, the Company obtained a judgment against the Guarantors
      (Hemmeter Enterprises, Inc., two subsidiaries and two individual guarantors) for the amounts due under the lease plus fees and late charges, in the total amount of approximately $4 million. In November 1995, the corporate Guarantors filed for bankruptcy protection.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   Legal Proceedings, continued
      -----------------

      In the fourth quarter of fiscal year 1996, the Company finalized a settlement agreement with the corporate Guarantors in connection with the payment of the Company's judgment and settlement of other pending claims by the Company. Pursuant to the settlement agreement, the Company received two promissory notes, one payable over two and one-half years and one payable over five years, for the judgment amount plus interest at 9% per annum. Payments received by the Company from the sale of the equipment on lease to the Lessee (discussed in the following paragraph) are to be credited against payments due under the five-year note.

      During the fourth quarter of fiscal year 1996, the Company finalized an agreement to sell the equipment which had been leased to the Lessee to the purchaser of the Lessee's riverboat gaming operations for approximately $2.5 million. The purchase price will be paid pursuant to the terms of an eighteen month promissory note in monthly installments (or in a lump-sum payment of approximately $2.3 million to be paid not later than August 1, 1996 in full satisfaction of the note) and is secured by a first priority security interest in the equipment.

      OTHER LITIGATION. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.



16.   Commitments
      -----------

      The Company leases office space under long-term non-cancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $425,000, $783,000 and $625,000 for fiscal years 1996, 1995 and 1994, respectively.

      Minimum future rental payments required by such leases are as follows (in thousands):

          Year Ending May 31,

              1997                                     $   429
              1998                                         377
              1999                                         350
              2000                                         321
                                                       -------
                                                       $ 1,477
                                                       =======

17.   Disclosures about Fair Value of Financial Instruments
      -----------------------------------------------------

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.   Disclosures about Fair Value of Financial Instruments, continued
      -----------------------------------------------------

      The carrying amounts at May 31, 1996 for cash and cash equivalents, accounts receivable, residual values and other receivables arising from equipment under lease sold to private investors, recourse bank debt and accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

      As of May 31, 1996, discounted lease rentals and discounted lease rentals assigned to lenders arising from equipment sale transactions of $55,328,000 and $35,498,000, respectively, have fair values of $54,460,000 and $34,941,000, respectively. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of May 31, 1996.

                          INDEPENDENT AUDITORS' REPORT






The Stockholders and Directors
Capital Associates, Inc.:




Under date of July 16, 1996, we reported on the consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended May 31, 1996, as contained in the Company's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                            KPMG Peat Marwick LLP


                                            /s/KPMG Peat Marwick LLP
                                            ------------------------

Denver, Colorado
July 16, 1996

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                 for the years ended May 31, 1996, 1995 and 1994
                                 (in thousands)



     COLUMN A                                COLUMN B                       COLUMN C                    COLUMN D          COLUMN E
     --------                               ----------            -------------------------------     -------------     ------------
                                            Balance at            Charged to             Charged                          Balance
                                            Beginning             Costs and              to Other                        at End of
     Description                            of Period              Expenses              Accounts     Deductions(1)        Period
     -----------                            ----------            ----------            ---------     -------------     ------------

Year ended May 31, 1996:
Allowance for doubtful accounts:
- -  residual values and other receivables
     arising from equipment under lease
     sold to private investors              $ 1,654                $   524               $     -        $ (1,920)        $    258
- -  accounts receivable                           48                      -                     -              (4)              44
Allowance for losses:
- -  leased equipment                           2,416                    (94)(2)                 -          (1,202)           1,120
                                            -------                -------               -------        --------         --------
                                            $ 4,118                $   430               $     -        $ (3,126)        $  1,422
                                            =======                =======               =======        ========         ========


Year ended May 31, 1995:
Allowance for doubtful accounts:
- -  residual values and other receivables
     arising from equipment under lease
     sold to private investors              $ 6,934                $   532               $     -        $ (5,812)        $  1,654
- -  accounts receivable                          343                      -                  (260)            (35)              48
Allowance for losses:
- -  leased equipment                           1,741                  2,408                     -          (1,733)           2,416
                                            -------                -------               -------        --------         --------
                                            $ 9,018                $ 2,940               $  (260)       $ (7,580)        $  4,118
                                            =======                =======               =======        ========         ========

Year ended May 31, 1994:
Allowance for doubtful accounts:
- -  residual values and other receivables
     arising from equipment under lease
     sold to private investors              $ 8,719                $    82               $     -        $ (1,867)        $  6,934
- -  accounts receivable                          593                      -                     -            (250)             343
Allowance for losses:
- -  investment in affiliated public income
    funds                                         -                    130                     -            (130)               -
- -  leased equipment                           4,153                  1,103                     -          (3,515)           1,741
                                            -------                -------               -------        --------         --------
                                            $13,465                $ 1,315               $     -        $ (5,762)        $  9,018
                                            =======                =======               =======        ========         ========


(1)      Principally charge-offs of assets against the established allowances.

(2)      Includes $750,000 recovery from litigation settlement.



                 See accompanying independent auditors' report.

                                                                     Exhibit 11

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                    COMPUTATION OF PRIMARY EARNINGS PER SHARE



                                                                  Year Ended May 31,
                                                   ----------------------------------------------
                                                      1996              1995              1994
                                                   ----------        ----------        ----------

Shares outstanding at
  beginning of period                              5,091,000         4,864,000         4,827,000

Repurchases of common stock                         (129,000)                -                 -

Shares issued during the
  period (weighted average)                           25,000           188,000            29,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                                 999,000           953,000         1,126,000

Less shares assumed to have been purchased
  for treasury with assumed proceeds
  from exercise of stock options
  (weighted average)                                (626,000)         (680,000)         (531,000)

Effect of employee stock option buyout              (174,000)                -                 -
                                                   ---------       -----------         ---------
Total shares, primary                              5,186,000         5,325,000         5,451,000
                                                   =========       ===========         =========

Net Income                                         $ 604,000       $ 1,116,000         $ 710,000
                                                   =========       ===========         =========

Income per common and common
  equivalent share, primary                        $     .12       $       .21         $     .13
                                                   =========       ===========         =========


                                                                     Exhibit 11

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE



                                                                  Year Ended May 31,
                                                   ----------------------------------------------
                                                      1996              1995              1994
                                                   ----------        ----------        ----------

Shares outstanding at
  beginning of period                              5,091,000         4,864,000         4,827,000

Repurchases of common stock                         (129,000)                -                 -
Shares issued during the
  period
  (weighted average)                                  25,000           188,000            29,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                                 999,000           953,000         1,126,000

Less shares assumed to have been purchased
  for treasury with assumed  proceeds
  from exercise of stock options
  (weighted average)                                (338,000)         (668,000)         (531,000)

Effect of employee stock option buyout              (255,000)                -                 -
                                                   ---------       -----------         ---------

Total shares, fully diluted                        5,393,000         5,337,000         5,451,000
                                                   =========       ===========         =========


Net Income                                         $ 604,000       $ 1,116,000         $ 710,000
                                                   =========       ===========         =========

Income per common and common
  equivalent share, fully diluted                  $     .11       $       .21         $     .13
                                                   =========       ===========         =========
