Form 10-Q
period 1996-08-31
CAPITAL ASSOCIATES INC
filed 1996-10-04
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

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

The number of shares outstanding of the Registrant's $.008 par value common stock at October 1, 1996, was 5,001,994.




                                     1 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

     Item 1.    Financial Statements (Unaudited)

                Consolidated Balance Sheets - August 31, 1996
                       and May 31, 1996                                     3

                Consolidated Statements of Income - Three Months
                       Ended August 31, 1996 and 1995                       4

                Consolidated Statements of Cash Flows - Three
                       Months Ended August 31, 1996 and 1995                5

                Notes to Consolidated Financial Statements                  6


     Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 7-13


PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                          14

     Item 5.    Other Information                                          14

     Item 6.    Exhibits and Reports on Form 8-K                           14

                Exhibit Index                                              15

                Signature                                                  18


                                     2 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                          August 31,     May 31,
                                                            1996          1996
                                                          ----------   ---------

Cash and cash equivalents                                  $  2,531    $  2,851
Receivables from affiliated limited partnerships                798       1,849
Accounts receivable, net                                        705         945
Equipment held for sale or re-lease                             188         177
Residual values and other receivables arising from
  equipment under lease sold to private investors             3,725       3,374
Net investment in direct finance leases                      13,355      14,967
Leased equipment, net                                        55,539      45,285
Investments in affiliated limited partnerships                8,463       8,759
Other                                                         3,225       3,497
Deferred income taxes                                         1,723       1,900
Notes receivable arising from sale-leaseback
   transactions                                               5,639       8,409
Discounted lease rentals assigned to lenders arising
  from equipment sale transactions                           35,865      35,498
                                                           --------    --------
                                                           $131,756    $127,511
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                     $  17,567      $  17,538
Accounts payable - equipment purchases                    22,825         14,071
Accounts payable and other liabilities                     9,224          9,272
Obligations under capital leases arising from
  sale-leaseback transactions                              5,649          8,421
Discounted lease rentals                                  53,603         55,328
                                                       ---------      ---------
                                                         108,868        104,630
                                                       ---------      ---------
Stockholders' equity:
    Common stock                                              32             32
    Additional paid-in capital                            16,895         17,026
    Retained earnings                                      6,259          6,121
    Treasury stock                                          (298)          (298)
                                                       ---------      ---------
         Total stockholders' equity                       22,888         22,881
                                                       ---------      ---------
                                                       $ 131,756      $ 127,511
                                                       =========      =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                                            Three Months Ended
                                                         -----------------------
                                                         August 31,   August 31,
                                                            1996         1995
                                                         ----------   ----------
Revenue:
  Equipment sales to affiliated limited
    partnerships                                         $   12,433   $   17,447
  Other equipment sales                                      18,603        8,567
  Leasing                                                     3,976        2,242
  Interest                                                    1,178        2,075
  Other                                                         777          879
                                                         ----------   ----------
  Total revenue                                              36,967       31,210
                                                         ----------   ----------

Costs and expenses:
   Equipment sales                                           30,132       24,801
   Leasing                                                    2,084        1,337
   Operating and other expenses                               2,512        2,043
   Provision for losses                                          25           25
Interest:
     Non-recourse debt                                        1,551        2,296
     Recourse debt                                              479          613
                                                         ----------   ----------
   Total costs and expenses                                  36,783       31,115
                                                         ----------   ----------

Net income before income taxes                                  184           95
Income tax expense                                               46           38
                                                         ----------   ----------
Net income                                               $      138   $       57
                                                         ==========   ==========

Earnings per common and dilutive common
  equivalent share:

   Primary                                               $      .03   $      .01
                                                         ==========   ==========
   Fully diluted                                         $      .03   $      .01
                                                         ==========   ==========

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

   Primary                                                5,325,000    5,394,000
                                                         ==========   ==========
   Fully diluted                                          5,371,000    5,558,000
                                                         ==========   ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                         -----------------------
                                                         August 31,   August 31,
                                                            1996         1995
                                                         ----------   ----------

Net cash provided by operating activities                  $ 15,593    $ 12,291
                                                           --------    --------

Cash flows from investing activities:
  Equipment purchased for leasing                           (13,876)     (2,466)
  Investment in leased office facility and capital
    expenditures                                                (88)       (110)
  Net receipts from affiliated limited partnerships             246         291
                                                           --------    --------

Net cash used for investing activities                      (13,718)     (2,285)
                                                           --------    --------

Cash flows from financing activities:
  Principal payments on discounted lease rentals             (2,092)     (1,354)
  Proceeds from sales of common stock                             6          16
  Purchase of non-employee stock options                       (138)          -
  Net borrowings (payments) on revolving credit
    facilities                                                1,112      (6,049)
  Payments on Term Loan                                      (1,083)     (1,083)
                                                           --------    --------
Net cash used for financing activities                       (2,195)     (8,470)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents           (320)      1,536
Cash and cash equivalents at beginning of period              2,851         923
                                                           --------    --------
Cash and cash equivalents at end of period                 $  2,531    $  2,459
                                                           ========    ========

Supplemental schedule of cash flow information:
  Recourse interest paid                                   $    479    $    563
  Non-recourse interest paid                                    369         208
  Income taxes paid                                              59       1,027
  Income tax refunds received                                   297           -
Supplemental schedule of non-cash investing and
  financing activities:
  Increase in residual values and other receivables
    relating to equipment sale transactions                     348       3,621






                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.  Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996 (the "1996 Form 10-K"), previously filed with the Securities and Exchange Commission.

    The balance sheet at May 31, 1996 has been derived from the audited financial statements included in the Company's 1996 Form 10-K.

    Certain reclassifications have been made to the prior periods' financial statements to conform to the current periods' presentation.

2.  Hemmeter Litigation
    -------------------

    In connection with the Hemmeter Litigation (which is discussed in Footnote 15 to Notes to Consolidated Financial Statements to the 1996 Form 10-K), on July 29, 1996, the Company received approximately $2 million from the sale of the equipment which had been leased to Grand Palais Riverboat, Inc. (the "Lessee") to the purchaser of the Lessee's riverboat gaming operations.














                                     6 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.  Results of Operations
    ---------------------

    General Comments

    During the three months ended August 31, 1996 the Company reported net income of $138,000 representing its seventeenth consecutive profitable quarter.

    Operating results are subject to fluctuations resulting from several factors, including seasonality of lease originations, variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs or OLs or are sold for fee income as well as the level of fee income obtained from the sale of leases in excess of lease equipment cost. The Company will adjust the mix of OLs and DFLs and volume of leases sold to private investors from time to time, when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration and residual risk.


    Lease Originations

    In the ordinary course of business, the Company will continue to (1) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors and (2) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors. Presented below is a schedule showing new lease originations volume and the placement of new lease originations during the three-month period ended August 31, 1996 as compared to the comparable period for fiscal year 1996 (in thousands).

                                                           Three Months Ended
                                                         August 31,   August 31,
                                                            1996         1995
                                                         ----------   ----------

Placement:
  Equipment under lease sold to PIFs                       $11,000     $15,000
  Equipment under lease sold to private
    investors                                               13,000       7,000
  Leases added to the Company's lease
    portfolio (a significant portion of
    which will be sold during fiscal year 1997)             18,000       8,000
                                                           -------     -------

Total lease origination volume                             $42,000     $30,000
                                                           =======     =======



                                     7 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Lease Originations, continued

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


     Interim Financial Results

     Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income.

                                         Condensed Consolidated
                                          Statements of Income
                                          for the Three Months    The effect on
                                            Ended August 31,      net income of
                                         ---------------------   changes between
                                            1996       1995          periods
                                         ---------    --------   ---------------
                                                      (in thousands)

Equipment sales margin                    $   904     $ 1,213       $  (309)
Leasing margin (net of interest
  expense on discounted lease rentals)      1,519         684           835
Other income                                  777         879          (102)
Operating and other expenses               (2,512)     (2,043)         (469)
Provision for losses                          (25)        (25)            -
Interest expense on recourse debt            (479)       (613)          134
Income taxes                                  (46)        (38)           (8)
                                          -------     -------       -------

  Net income                              $   138     $    57       $    81
                                          =======     =======       =======




                                     8 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES MARGIN

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):



                                                                          Three Months Ended
                                                            -------------------------------------------         Increase
                                                               August 31, 1996        August 31, 1995          (Decrease)
                                                            --------------------   ---------------------  --------------------
                                                             Revenue     Margin     Revenue      Margin    Revenue     Margin
                                                            --------     -------   --------      ------   --------     -------

      Transactions during initial lease term:
       Equipment under lease sold to PIFs                   $ 12,433   $    272    $ 17,447   $    351
       Equipment under lease sold to
         private investors                                    18,488        365       7,690        320
                                                            --------   --------    --------   --------
                                                              30,921        637      25,137        671    $  5,784    $    (34)
                                                            --------   --------    --------   --------    --------    --------
     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                              224        127         454        283
       Sales-type leases                                           -          -         223         59
       Excess collections (cash collections in excess
         of the associated residual value from equipment
         under lease sold to private investors)                  140        140         200        200
                                                            --------   --------    --------   --------
                                                                 364        267         877        542        (513)       (275)
       Deduct related provision for losses                         -        (25)          -        (25)          -           -
                                                            --------   --------    --------   --------    --------    --------
       Realization of value in excess of
         provision for losses                                    364        242         877        517        (513)       (275)
       Add back related provision for losses                       -         25           -         25           -           -
                                                            --------   --------    --------   --------    --------    --------
                                                                 364        267         877        542        (513)       (275)
                                                            --------   --------    --------   --------    --------    --------
     Total equipment sales                                  $ 31,285   $    904    $ 26,014   $  1,213    $  5,271    $   (309)
                                                            ========   ========    ========   ========    ========    ========


     Transactions During Initial Lease Term

     The decrease in equipment sales to PIFs was primarily due to the fact that only three of the Company's PIFs, including Capital Preferred Yield Fund-IV, L.P. ("CPYF-IV"), purchased significant amounts of equipment from the Company during the three months ended August 31, 1996 as compared to four PIFs purchasing significant amounts of equipment from the Company during the three months ended August 31, 1995. Two of the Company's PIFs entered their liquidation stage during fiscal year 1996 and are no longer purchasing significant amounts of equipment from the Company.

     Equipment sales to private investors increased primarily because lease originations increased and, as discussed above, the Company sometimes determines it would be in its best interests to place certain lease transactions with private investors. Lease originations from one customer accounted for approximately one-half of the total lease originations volume for the quarter ended August 31, 1996.


                                     9 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Transactions Subsequent to Initial Lease Term

     The Company has been successful in realizing gains on the remarketing of its equipment after the initial lease term for the past seventeen consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses during the three-month period ended August 31, 1996, even without considering realizations from remarketing activities recorded as leasing margin as discussed below.

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. In general, because the Company did not significantly add to its own lease portfolio during the four years prior to May 31, 1995, fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1995. For this reason, remarketing revenue declined during the three-month period ended August 31, 1996, compared to the comparable period of 1996. Remarketing revenue and margin are expected to decline further in future quarters as maturing leases continue to decrease. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after the initial term (which averages approximately four years).

     The changes in the Company's equipment under lease during the three month period ended August 31, 1996 consisted of the following (in thousands):


                                                                                     Discounted lease
                                                                Direct finance       rentals, net of
                                                              leases, operating      discounted lease
                                                               leases, net and       rentals assigned       Net investment
                                                                equipment held      to lenders arising         in lease
                                                            for sale or re-lease   from equipment sales        portfolio
                                                            --------------------   --------------------     --------------

     As of May 31, 1996                                           $ 60,429             $(19,830)              $ 40,599
     Leases added to the Company's lease portfolio
       (a significant  portion  of which  will be
       sold during fiscal year 1997) financed
       through the use of the Company's cash,
       accounts payable, non-recourse bank debt and
       recourse bank debt under its Warehouse Facility              18,441                    -                  18,441
     Leases sold to PIFs and private investors                      (7,000)                   -                  (7,000)
     Related provision for losses                                      (25)                   -                     (25)
     Change as a result of portfolio run-off                        (2,763)               2,092                    (671)
                                                                  --------             --------                --------
     As of August 31, 1996                                        $ 69,082             $(17,738)               $ 51,344
                                                                  ========             ========                ========


                                    10 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN AND EQUIPMENT UNDER LEASE

     Leasing margin consists of the following (in thousands):

                                                           Three Months Ended
                                                                August 31,
                                                         -----------------------
                                                            1996         1995
                                                         ----------    ---------

     Leasing revenue                                      $  3,976     $  2,242
     Leasing costs and expenses                             (2,084)      (1,337)
     Net interest expense on related
       discounted lease rentals                               (373)        (221)
                                                          --------     --------

         Leasing margin                                   $  1,519     $    684
                                                          ========     ========

         Leasing margin ratio                                  38%           31%
                                                               ==            ==

     Leasing margin increased primarily due to (i) approximately $350,000 of increased leasing revenue related to the settlement of the Hemmeter Litigation (see Footnote 2 to Notes to Consolidated Financial Statements) and (ii) growth in the Company's lease portfolio.


     OTHER INCOME

     Other Income consists of the following (in thousands):

                                                           Three Months Ended
                                                                August 31,
                                                         -----------------------
                                                            1996         1995
                                                         ----------    ---------

     Fees and distributions from the
       Company-sponsored PIFs                              $  589      $    678
     Interest on income tax refunds                           103             -
     Interest on MBank receivable                               -           141
     Other                                                     85            60
                                                           ------      --------

                                                           $  777      $    879
                                                           ======      ========





                                    11 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     OPERATING AND OTHER EXPENSES

     Operating and Other Expenses increased $0.5 million (23%) for the three months ended August 31, 1996 as compared to the comparable period in fiscal 1996. The principal components of the increase were:

     * $250,000 of increased incentive compensation, primarily commissions as a result of higher levels of originations (see page 7 of 18).
     * $150,000 for costs associated with the relocation of the Company's Chairman of the Board to Denver, Colorado.
     * and that Operating and Other Expenses for the three months ended August 31, 1995 included a $200,000 credit resulting from the difference between estimated incentive compensation and actual payments as approved by the Company's Board of Directors.

     INTEREST INCOME AND EXPENSE

     Recourse interest expense decreased due to a decrease in the average outstanding balance of recourse bank debt.

     INCOME TAXES

     Income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%, adjusted for utilization of the Company's ITC carryforward (see Note 11 to Notes to the Consolidated Financial Statements to the 1996 Form 10-K).


II.  Liquidity and Capital Resources
     -------------------------------

     The Company's Credit Agreement is scheduled to mature on November 30, 1996. The Company expects that the Credit Agreement will be renewed prior to the maturity date. The Company expects to reduce the maximum availability under the warehouse line (currently $32.0 million) while slightly increasing the maximum availability under the working capital line (currently $5.0 million). In addition, the Company expects that the bank group will be decreased from five to four lending institutions. The Company believes the new bank facility will be adequate to fund current operations.

     Currently the Company is offering units of CPYF-IV for sale to the public. During the first three months of fiscal 1997, the Company sold $4.4 million of Class A units of CPYF-IV (bringing total sales of Class A units of CPYF-IV to $5.6 million). For the remainder of the offering period for CPYF-IV (which ends in April 1998), the Company has $44.4 million of Class A units in CPYF-IV available for sale, which will represent a source of liquidity and acquisition fee income to the Company.

                                    12 of 18

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

IV.  "Safe Harbor"  Statement Under the Private Securities Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Company's business are discussed in detail throughout Item 2 of this report and Parts I and II of the 1996 Form 10-K.

                                    13 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 1.   Legal Proceedings

          (a)  Hemmeter  Litigation.  See  Note  15  to  Notes  to  Consolidated
               Financial Statements included in the 1996 Form 10-K for a detailed discussion of the Hemmeter Litigation. On July 29, 1996, the Company received approximately $2 million from the sale of the equipment which had been leased to Grand Palais Riverboat, Inc. (the "Lessee") to the purchaser of the Lessee's riverboat gaming operations.

          (b) Other. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

          b.  Reports on Form 8-K

              None


                                    14 of 18

Item No.                     Exhibit Index
--------                     -------------

11A           Computation of Primary and Fully Diluted Earnings Per Share.

27            Financial Data Schedule





                                    15 of 18

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                          Three Months Ended
                                                              August 31,
                                                    ----------------------------
                                                        1996            1995
                                                    ----------      ------------


     Shares outstanding at beginning of period       4,994,000      5,091,000

     Shares issued during the period
       (weighted average)                                2,000         19,000

     Dilutive shares contingently issuable upon
       exercise of options
       (weighted average)                              720,000        905,000

     Less shares assumed to have been purchased
       for treasury with assumed  proceeds from
       exercise of stock options
       (weighted average)                             (327,000)      (621,000)

     Effect of non-employee stock option buy-out       (64,000)             -
                                                   -----------    -----------

     Total shares, primary                           5,325,000      5,394,000
                                                   ===========    ===========

     Net income                                    $   138,000    $    57,000
                                                   ===========    ===========

     Income per common and common
       equivalent share, primary                   $       .03    $       .01
                                                   ===========    ===========













                                    16 of 18

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE


                                                          Three Months Ended
                                                              August 31,
                                                    ----------------------------
                                                        1996            1995
                                                    ----------      ------------


Shares outstanding at beginning of period              4,994,000      5,091,000

Shares issued during the period
  (weighted average)                                       2,000         19,000

Dilutive shares contingently issuable upon
  exercise of options
  (weighted average)                                     720,000        905,000

Less shares assumed to have been purchased
  for treasury with assumed  proceeds
  from exercise of stock options
  (weighted average)                                    (274,000)      (457,000)

Effect of non-employee stock option buy-out              (71,000)             -
                                                     -----------    -----------

Total shares, primary                                  5,371,000      5,558,000
                                                     ===========    ===========

Net income                                           $   138,000    $    57,000
                                                     ===========    ===========
Income per common and common
  equivalent share, primary                          $       .03    $       .01
                                                     ===========    ===========













                                    17 of 18

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL ASSOCIATES, INC.
                                        Registrant


Date:  October 4, 1996                  By:  /s/John E. Christensen
                                             ----------------------
                                             John E. Christensen,
                                             Senior Vice-President and
                                             Chief Financial Officer



























                                    18 of 18