Form 10-Q
period 1996-11-30
CAPITAL ASSOCIATES INC
filed 1997-01-09
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



     [x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended November 30, 1996

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

The number of shares outstanding of the Registrant's $.008 par value common stock at December 31, 1996, was 5,002,682.



                             Exhibit Index - Page 16


                                     1 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

    Item 1.    Financial Statements (Unaudited)

               Consolidated Balance Sheets - November 30, 1996
               and May 31, 1996                                              3

               Consolidated Statements of Income - Three and
               Six Months Ended November 30, 1996 and 1995                   4

               Consolidated Statements of Cash Flows -
               Six Months Ended November 30, 1996 and 1995                   5

               Notes to Consolidated Financial Statements                    6


    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7 - 14


PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings                                            15

    Item 6.    Exhibits and Reports on Form 8-K                             15

               Exhibit Index                                                16

               Signature                                                    18


                                     2 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                                                                      November 30,         May 31,
                                                                                                         1996               1996
                                                                                                    --------------      -----------

Cash and cash equivalents                                                                              $  3,069            $  2,851
Receivables from affiliated limited partnerships                                                            795               1,849
Accounts receivable, net                                                                                    650                 945
Equipment held for sale or re-lease                                                                          37                 177
Residual values and other receivables arising from equipment
    under lease sold to private investors                                                                 4,445               3,374
Net investment in direct finance leases                                                                  12,150              14,967
Leased equipment, net                                                                                    62,236              45,285
Investments in affiliated limited partnerships                                                            7,785               8,759
Other                                                                                                     2,887               3,497
Deferred income taxes                                                                                     1,721               1,900
Notes receivable arising from sale-leaseback transactions                                                 3,690               8,409
Discounted lease rentals assigned to lenders arising from
    equipment sale transactions                                                                          32,669              35,498
                                                                                                       --------            --------
                                                                                                       $132,134            $127,511
                                                                                                       ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                                                                    $  18,862           $  17,538
Accounts payable - equipment purchases                                                                   26,502              14,071
Accounts payable and other liabilities                                                                   10,106               9,272
Obligations under capital leases arising from sale-leaseback transactions                                 3,698               8,421
Discounted lease rentals                                                                                 49,832              55,328
                                                                                                      ---------           ---------
                                                                                                        109,000             104,630
                                                                                                      ---------           ---------
Stockholders' equity:
    Common stock                                                                                             32                  32
    Additional paid-in capital                                                                           16,894              17,026
    Retained earnings                                                                                     6,506               6,121
    Treasury stock                                                                                         (298)               (298)
                                                                                                      ---------           ---------
         Total stockholders' equity                                                                      23,134              22,881
                                                                                                      ---------           ---------
                                                                                                      $ 132,134           $ 127,511
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

                                     3 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                                                             Three Months Ended             Six Months Ended
                                                                           --------------------------   --------------------------
                                                                           November 30,  November 30,   November 30,  November 30,
                                                                              1996          1995            1996         1995
                                                                           ------------  ------------   ------------  ------------
Revenue:
   Equipment sales to affiliated
     limited partnerships                                                  $   17,645    $   12,119     $   30,077    $   29,566
   Other equipment sales                                                       46,435        16,498         65,039        25,065
   Leasing                                                                      3,761         2,542          7,736         4,784
   Interest                                                                     1,052         1,805          2,230         3,880
   Other                                                                          718           754          1,496         1,633
                                                                           ----------    ----------     ----------    ----------
   Total revenue                                                               69,611        33,718        106,578        64,928
                                                                           ----------    ----------     ----------    ----------

Costs and expenses:
   Equipment sales                                                             62,864        27,648         92,996        52,449
   Leasing                                                                      2,195         1,288          4,278         2,625
   Operating and other expenses                                                 2,171         2,090          4,684         4,133
   Provision for losses                                                            80            25            105            50
Interest:
     Non-recourse debt                                                          1,430         2,009          2,981         4,305
     Recourse debt                                                                543           558          1,022         1,171
                                                                           ----------    ----------     ----------    ----------
   Total costs and expenses                                                    69,283       33,618         106,066        64,733
                                                                           ----------    ----------     ----------    ----------

Net income before income taxes                                                    328           100            512           195
Income tax expense                                                                 82            40            128            78
                                                                           ----------    ----------     ----------    ----------
Net income                                                                 $      246    $       60     $      384    $      117
                                                                           ==========    ==========     ==========    ==========

Earnings per common and dilutive common equivalent share:

   Primary                                                                 $     0.05    $     0.01     $     0.07    $     0.02
                                                                           ==========    ==========     ==========    ==========

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

   Primary                                                                  5,384,000     5,382,000    5,342,000    5,324,000
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

                                     4 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                                             Six months Ended
                                                                                                     -------------------------------
                                                                                                     November 30,       November 30,
                                                                                                         1996              1995
                                                                                                     ------------       ------------

Net cash provided by operating activities                                                              $ 21,729            $ 21,657
                                                                                                       --------            --------

Cash flows from investing activities:
    Equipment purchased for leasing                                                                     (20,806)            (17,681)
    Investment in leased office facility and capital expenditures                                          (170)               (174)
    Net receipts from affiliated limited partnerships                                                       940                 677
                                                                                                       --------            --------

Net cash used for investing activities                                                                  (20,036)            (17,178)
                                                                                                       --------            --------

Cash flows from financing activities:
    Proceeds from discounting of lease rentals                                                            1,527               1,405
    Principal payments on discounted lease rentals                                                       (4,194)             (2,641)
    Proceeds from sales of common stock                                                                       6                  19
    Purchase of treasury shares                                                                               -                (247)
    Purchase of non-employee stock options                                                                 (138)                  -
    Net borrowings (payments) on revolving credit facilities                                              3,491               3,212
    Payments on Term Loan                                                                                (2,167)             (2,167)
                                                                                                       --------            --------
Net cash used for financing activities                                                                   (1,475)               (419)
                                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents                                                        218               4,060
Cash and cash equivalents at beginning of period                                                          2,851                 923
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $  3,069            $  4,983
                                                                                                       ========            ========

Supplemental schedule of cash flow information:
    Recourse interest paid                                                                             $  1,022            $  1,070
    Non-recourse interest paid                                                                              749                 403
    Income taxes paid                                                                                        87               1,567
    Income tax refunds received                                                                             314                   -
Supplemental schedule of non-cash investing and financing activities:
    Increase in residual values and other receivables relating to
      equipment sale transactions                                                                         1,286                 897




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














                                     6 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.  Results of Operations
    ---------------------

    General Comments

    During the three months ended November 30, 1996 the Company reported net income of $246,000 representing its eighteenth consecutive profitable quarter.

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


    Lease Originations

    In the ordinary course of business, the Company will continue to (1) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors and (2) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors. Presented below is a schedule showing new lease originations volume and the placement of new lease originations during the six-month period ended November 30, 1996 as compared to the comparable period for fiscal year 1996 (in thousands).


                                                                                 Six months Ended
                                                                           -----------------------------
                                                                           November 30,     November 30,
                                                                                1996            1995
                                                                           ------------     ------------
Placement:
    Equipment under lease sold to PIFs                                       $ 28,000         $ 26,000
    Equipment under lease sold to private investors                            45,000           20,000
    Leases added to the Company's lease portfolio (a significant
      portion of which will be sold during fiscal year 1997)                   39,000           21,000
                                                                             --------         --------

Total lease origination volume                                               $112,000         $ 67,000
                                                                             ========         ========




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


                                                     Condensed Consolidated                  Condensed Consolidated
                                                      Statements of Income                    Statements of Income
                                                      for the three months   The effect on     for the six months     The effect on
                                                       ended November 30,    net income of     ended November 30,     net income of
                                                     ---------------------  changes between   --------------------   changes between
                                                        1996         1995        years          1996         1995          years
                                                      --------     -------  ---------------   --------     --------  ---------------

Equipment sales margin                                $ 1,216      $   969      $   247       $ 2,120      $ 2,182      $   (62)
Leasing margin (net of interest
  expense on discounted lease rentals)1,188             1,050          138        2,707         1,734          973
Other income                                              718          754          (36)        1,496        1,633         (137)
Operating and other expenses                           (2,171)      (2,090)         (81)       (4,684)      (4,133)        (551)
Provision for losses                                      (80)         (25)         (55)        (105)         (50)         (55)
Interest expense on recourse debt                        (543)        (558)          15        (1,022)      (1,171)         149
Income taxes                                              (82)         (40)         (42)         (128)         (78)         (50)
                                                      -------      -------      -------       -------      -------      -------

  Net income                                          $   246      $    60      $   186       $   384      $   117      $   267
                                                      =======      =======      =======       =======      =======      =======





                                     8 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES MARGIN

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):


                                                                            Three Months Ended
                                                                 ------------------------------------------          Increase
                                                                  November 30, 1996      November 30, 1995          (Decrease)
                                                                 -------------------    -------------------    --------------------
                                                                  Revenue     Margin     Revenue    Margin     Revenue      Margin
                                                                 --------   --------    --------   -------     -------     --------
Transactions during initial lease term:
  Equipment under lease sold to PIFs                             $ 17,645   $    372    $ 12,119   $    207
  Equipment under lease sold to private investors                  45,778        590      15,954        443
                                                                 --------   --------    --------    -------
                                                                   63,423        962      28,073        650    $ 35,350    $    312
                                                                 --------   --------    --------   --------    --------    --------
Transactions subsequent to initial lease term:
  Sales of off-lease equipment                                        548        147         387        166
  Sales-type leases                                                    61         59          56         52
  Excess collections (cash collections in excess of
     the associated residual value from equipment
     under lease sold to private investors)                            48         48         101        101
                                                                 --------   --------    --------    -------
                                                                      657        254         544        319         113         (65)
  Deduct related provision for losses                                   -        (80)          -        (25)          -         (55)
                                                                 --------   --------    --------   --------    --------    --------
  Realization of value in excess of provision for losses              657        174         544        294         113        (120)
  Add back related provision for losses                                 -         80           -         25           -          55
                                                                 --------   --------    --------   --------    --------    --------
                                                                      657        254         544        319         113         (65)
                                                                 --------   --------    --------   --------    --------    --------
Total equipment sales and equipment sales margin as
  shown on the schedule of condensed income
  statement categories listed on the preceding page              $ 64,080   $  1,216    $ 28,617   $    969    $ 35,463    $    247
                                                                 ========   ========    ========   ========    ========    ========


                                                                            Three Months Ended
                                                                 ------------------------------------------          Increase
                                                                  November 30, 1996      November 30, 1995          (Decrease)
                                                                 -------------------    -------------------    --------------------
                                                                  Revenue     Margin     Revenue    Margin     Revenue      Margin
                                                                 --------   --------    --------   -------     -------     --------

Transactions during initial lease term:
  Equipment under lease sold to PIFs                             $ 30,077   $    643    $ 29,566   $    557
  Equipment under lease sold to private investors                  64,018        957      23,645        764
                                                                 --------   --------    --------    -------
                                                                   94,095      1,600      53,211      1,321    $ 40,884    $    279
                                                                 --------   --------    --------   --------    --------    --------
Transactions subsequent to initial lease term:
  Sales of off-lease equipment                                        772        273         840        449
  Sales-type leases                                                    61         59         279        111
  Excess collections (cash collections in excess of
     the associated residual value from equipment
     under lease sold to private investors)                           188        188         301        301
                                                                 --------   --------    --------    -------
                                                                    1,021        520       1,420        861        (399)       (341)
  Deduct related provision for losses                                   -       (105)          -        (50)          -         (55)
                                                                 --------   --------    --------   --------    --------    --------
  Realization of value in excess of provision for losses            1,021        415       1,420        811        (399)       (396)
  Add back related provision for losses                                 -        105           -         50           -          55
                                                                 --------   --------    --------   --------    --------    --------
                                                                    1,021        520       1,420        861        (399)       (341)
                                                                 --------   --------    --------   --------    --------    --------

Total equipment sales and equipment sales margin
  as shown on the schedule of condensed income
  statement categories listed on the preceding page              $ 95,116   $  2,120    $ 54,631   $  2,182    $ 40,485    $    (62)
                                                                 ========   ========    ========   ========    ========    ========



                                     9 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Transactions During Initial Lease Term

     Equipment sales to PIFs increased during the three months ended November 30, 1996, as compared to the comparable period in fiscal 1996, principally because more leases were identified and closed that satisfied the PIFs underwriting standards.

     Equipment sales to private investors increased primarily because lease originations increased and, as discussed above, the Company sometimes determines it would be in its best interests to place certain lease transactions with private investors. Margin on equipment sales to private investors as a percentage of sales revenue decreased primarily because the Company records leasing revenue while it uses its Bank Facility to hold leases pending sale to private investors. Lease originations from one customer accounted for approximately one-half of the total lease originations volume for the six months ended November 30, 1996.

     Transactions Subsequent to Initial Lease Term

     The Company has been successful in realizing gains on the remarketing of its equipment after the initial lease term for the past eighteen consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses during the three and six month periods ended November 30, 1996, even without considering realizations from remarketing activities recorded as leasing margin.

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. In general, because the Company did not significantly add to its own lease portfolio during the four years prior to May 31, 1995, fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1995. For this reason, margins from remarketing sales declined during the three and six month periods ended November 30, 1996, compared to the comparable periods of 1996. Remarketing revenue and margin are expected to decline further in future quarters as maturing leases continue to decrease. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after the initial term (which averages approximately four years).





                                    10 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Transactions Subsequent to Initial Lease Term, continued

     The changes in the Company's equipment under lease during the six month period ended November 30, 1996 consisted of the following (in thousands):


                                                                                                  Discounted lease
                                                                          Direct finance           rentals, net of
                                                                          leases, operating        discounted lease          Net
                                                                           leases, net and         rentals assigned       investment
                                                                           equipment held         to lenders arising       in lease
                                                                        for sale or re-lease     from equipment sales     portfolio
                                                                        --------------------     --------------------     ----------

As of May 31, 1996                                                            $ 60,429               $(19,830)            $ 40,599
Leases added to the Company's lease portfolio (a
  significant  portion  of which  will be sold  during
  fiscal year 1997) financed  through  the  use  of the
  Company's  cash,  accounts  payable, non-recourse bank
  debt and recourse bank debt under its Warehouse Facility                      39,000                 (1,527)              37,473
Leases sold to PIFs and private investors                                      (18,058)                     -             (18, 058)
Related provision for losses                                                      (105)                     -                 (105)
Change as a result of portfolio run-off                                         (6,843)                 4,194               (2,649)
                                                                               --------              --------             --------
As of November 30, 1996                                                        $ 74,423              $(17,163)            $ 57,260
                                                                               ========              ========             ========


     Leasing Margin

     Leasing margin consists of the following (in thousands):



                                                                      Three Months Ended                     Six Months Ended
                                                               --------------------------------    ---------------------------------
                                                               November 30,        November 30,        November 30,     November 30,
                                                                  1996                1995                1996              1995
                                                               -----------         -----------         ------------     ------------
Leasing revenue                                                $ 3,761             $ 2,542             $ 7,736            $ 4,784
Leasing costs and expenses                                      (2,195)             (1,288)             (4,278)            (2,625)
Net interest expense on related
  discounted lease rentals                                        (378)               (204)               (751)              (425)
                                                               -------             -------             -------            -------
    Leasing margin                                             $ 1,188             $ 1,050             $ 2,707            $ 1,734
                                                               =======             =======             =======            =======

    Leasing margin ratio                                            32%                 41%                 35%               36%
                                                               =======             =======             =======            =======


     Leasing margin increased primarily due to growth in the Company's lease portfolio. In addition, leasing revenue for fiscal 1997 included approximately $150,000 and $500,000 for the three and six months, respectively, related to recently settled litigation.


                                    11 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN, continued

     Leasing margin ratio fluctuates based upon the mix of direct finance leases and operating leases and the extent to which the Company uses its Bank Facility to hold certain leases pending sale to private investors.

     OTHER INCOME

     Other Income consists of the following (in thousands):


                                                                        Three Months Ended                   Six Months Ended
                                                                  -----------------------------      -------------------------------
                                                                  November 30,     November 30,        November 30,     November 30,
                                                                      1996             1995                1996            1995
                                                                 ------------     ------------      --------------   --------------
Fees and distributions from the
  Company-sponsored PIFs                                             $  639          $  677           $1,228             $1,356
Interest on income tax refunds                                            -               -              103                  -
Interest on MBank receivable                                              -               -                -                141
Other                                                                    79              77              165                136
                                                                     ------          ------           ------             ------
                                                                     $  718          $  754           $1,496             $1,633
                                                                     ======          ======           ======             ======


     OPERATING AND OTHER EXPENSES

     Operating and Other Expenses increased $0.6 million (13%) for the six months ended November 30, 1996 as compared to the comparable period in fiscal 1996. The principal components of the increase were:

     * $400,000 of increased compensation, primarily commissions as a result of higher levels of originations (see page 7 of 18).
     *   $200,000 for costs associated with increased marketing activities.
     * $150,000 for costs associated with the relocation of the Company's Chairman of the Board to Denver, Colorado.
     * and that Operating and Other Expenses for the six months ended November 30, 1995 included (i) $325,000 related to the termination of the Stockholders' Agreement and (ii) a $200,000 credit resulting from the difference between estimated incentive compensation and actual payments as approved by the Company's Board of Directors.

     INTEREST EXPENSE ON RECOURSE DEBT

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


II.  Liquidity and Capital Resources
     -------------------------------

     The Company's Credit Agreement, which was scheduled to mature on November 30, 1996, has been extended through November 30, 1997. The Company reduced the maximum availability under the warehouse line from $32.0 million to $22.8 million and increased the maximum availability under the working capital line from $5.0 million to $7.5 million. In addition, the bank group was decreased from five to four lending institutions. The Company believes the new bank facility will be adequate to fund current operations.

     Currently the Company is offering units of CPYF-IV for sale to the public. During the first six months of fiscal 1997, the Company sold $11.3 million of Class A units of CPYF-IV. For the remainder of the offering period for CPYF-IV (which ends in April 1998), the Company has $37.5 million of Class A units in CPYF-IV available for sale, which will represent a source of liquidity and acquisition fee income to the Company.

III. Business Plan
     -------------

     The Company believes that it has the necessary funding capability for fiscal year 1997 to (1) continue to build its lease origination function and increase its lease origination volume by expanding its field sales force and by marketing its ability to customize products that meet customer needs, (2) continue to modestly increase the size of its own lease portfolio, (3) originate/acquire additional leases for sales to PIFs and private investors and (4) build and strengthen its residual remarketing expertise in identified equipment types such as material handling equipment by "vertical integration" of individuals or companies with requisite equipment expertise. In addition, the Company continues to focus on identifying attractive acquisition opportunities.

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


                                    13 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

IV.  "Safe Harbor" Statement Under the Private Securities Litigation Reform Act
     --------------------------------------------------------------------------
     of 1995
     -------

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

                                    14 of 18

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

              (b) NASD  ARBITRATIONS.  CAI Securities  Corporation  ("CAIS"),  a
                  wholly-owned subsidiary of the Company has been named as a respondent in three NASD arbitrations initiated by investors in Leastec Income Fund V. Motions to dismiss the claims are pending. If the claims are not dismissed, the Company believes CAIS has meritorious defenses to the claims; however, it is too early to predict the outcome of any arbitrations.

              (c) OTHER.   The  Company  is  also   involved  in  routine  legal
                  proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


Item 6.       Exhibits and Reports on Form 8-K

              a.  Exhibits
                  --------

              b.  Reports on Form 8-K
                  -------------------

                  None


                                    15 of 18

Item No.                               Exhibit Index
--------                               -------------

10.53 Third Amendment to Credit Agreement and Notes, dated as of December 3, 1996, by and among Capital Associates International, Inc., borrower, the Lenders (as defined therein), Norwest Bank Colorado, National Association, as Agent and Norwest Equipment Finance, Inc., as Collateral Agent.

11A Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as dilution is less than 3%.

27            Financial Data Schedule





                                    16 of 18

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                                          Three Months Ended                 Six months Ended
                                                                   ------------------------------      -----------------------------
                                                                   November 30,      November 30,      November 30,     November 30,
                                                                       1996              1995              1996              1995
                                                                   ------------      ------------      ------------     ------------

Shares outstanding at beginning of period                           5,002,000         5,113,000         4,994,000         5,091,000

Purchase of treasury shares                                                 -          (129,000)                -          (129,000)

Shares issued during the period
  (weighted average)                                                        -             3,000             5,000            23,000

Dilutive shares contingently issuable upon
  exercise of options (weighted average)                              616,000         1,003,000           720,000           954,000

Less shares  assumed to have been  purchased for
  treasury with assumed  proceeds
  from exercise of stock options
  (weighted average)                                                 (234,000)         (608,000)         (313,000)         (615,000)

Effect of non-employee stock option
 buy-out                                                                    -                 -           (64,000)                -
                                                                  -----------       -----------       -----------       -----------

Total shares, primary                                               5,384,000         5,382,000         5,342,000         5,324,000
                                                                  ===========       ===========       ===========       ===========

Net income                                                        $   246,000       $    60,000       $   384,000       $   117,000
                                                                  ===========       ===========       ===========       ===========

Income per common and common
  equivalent share, primary                                       $      0.05       $      0.01       $      0.07       $      0.02
                                                                  ===========       ===========       ===========       ===========












                                    17 of 18

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL ASSOCIATES, INC.
                                        Registrant


Date: January 9, 1997                   By:  /s/John E. Christensen
                                             ----------------------
                                             John E. Christensen,
                                             Senior Vice-President and
                                             Chief Financial Officer



























                                    18 of 18