Form 10-Q
period 1997-02-28
CAPITAL ASSOCIATES INC
filed 1997-04-04
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                         Commission file number 0-15525



                            CAPITAL ASSOCIATES, INC.
                            ------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's $.008 par value common stock at March 26, 1997, was 5,011,357.



                             Exhibit Index - Page 15



                                     1 of 17

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets - February 28, 1997
                and May 31, 1996                                             3

              Consolidated Statements of Income - Three and
                Nine Months Ended February 28, 1997 and
                February 29, 1996                                            4

              Consolidated Statements of Cash Flows - Nine Months Ended
                February 28, 1997 and February 29, 1996                        5

              Notes to Consolidated Financial Statements                     6


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          7


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             14

     Item 6.  Exhibits and Reports on Form 8-K                              14

              Exhibit Index                                                 15

              Signature                                                     17


                                     2 of 17

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                          February 28,   May 31,
                                                             1997         1996
                                                          ------------  --------

Cash and cash equivalents                                 $  6,487     $  2,851
Receivables from affiliated limited partnership                650        1,849
Accounts receivable, net                                       981          945
Equipment held for sale or re-lease                            115          177
Residual values and other receivables arising from
  equipment under lease sold to private investors            4,337        3,374
Net investment in direct finance leases                      7,783       14,967
Leased equipment, net                                       58,290       45,285
Investments in affiliated limited partnershi                 7,198        8,759
Other                                                        2,868        3,497
Deferred income taxes                                        1,721        1,900
Discounted lease rentals assigned to lenders
  arising from equipment sale transaction                   51,625       43,907
                                                          --------    ---------
                                                          $142,055     $127,511
                                                          ========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                       $  13,900    $  17,538
Accounts payable - equipment purchases                      24,601       14,071
Other liabilities                                            9,132        9,272
Discounted lease rentals                                    70,988       63,749
                                                         ---------    ---------
                                                           118,621      104,630
                                                         ---------    ---------
Stockholders' equity:
    Common stock                                                32           32
    Additional paid-in capital                              16,897       17,026
    Retained earnings                                        6,803        6,121
    Treasury stock                                            (298)        (298)
                                                         ---------    ---------
         Total stockholders' equity                         23,434       22,881
                                                         ---------    ---------
                                                         $ 142,055    $ 127,511
                                                         =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 17

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)


                                               Three Months Ended         Nine Months Ended
                                           -------------------------  --------------------------
                                           February 28, February 29,  February 28,  February 29,
                                              1997          1996          1997            1996
                                           ------------ ------------  ------------  ------------
Revenue:
   Equipment sales to affiliated
     limited partnerships                  $   25,674   $    9,580    $   55,751    $   39,145
   Other equipment sales                       43,073       44,218       108,112        69,284
   Leasing                                      3,492        2,692        11,228         7,476
   Interest                                     1,060        1,630         3,290         5,510
   Other                                          703          969         2,199         2,601
                                           ----------   ----------    ----------    ----------
   Total revenue                               74,002       59,089       180,580       124,016
                                           ----------   ----------    ----------    ----------

Costs and expenses:
   Equipment sales                             67,132       53,033       160,128       105,481
   Leasing                                      2,183        1,409         6,462         4,033
   Operating and other expenses                 2,190        1,997         6,873         6,131
   Provision for losses                           235           25           340            75
Interest:
   Non-recourse debt                            1,435        1,905         4,416         6,210
   Recourse debt                                  430          493         1,452         1,664
                                           ----------   ----------    ----------    ----------
   Total costs and expenses                    73,605       58,862       179,671       123,594
                                           ----------   ----------    ----------    ----------

Net income before income taxes                    397          227           909           422
Income tax expense                                 99           91           227           169
                                           ----------   ----------    ----------    ----------
Net income                                 $      298   $      136    $      682    $      253
                                           ==========   ==========    ==========    ==========

Earnings per common and dilutive
  common equivalent share:
    Primary                                $     0.06   $     0.03    $     0.13    $     0.05
                                           ==========   ==========    ==========    ==========

Weighted average number of common
  and dilutive common equivalent
  shares outstanding used in computing
  earnings per share:
    Primary                                 5,384,000    5,297,000     5,335,000     5,315,000
                                           ==========   ==========    ==========    ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 17

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Nine Months Ended
                                                                                  -------------------------------
                                                                                  February 28,       February 29,
                                                                                      1997                1996
                                                                                  ------------      -------------

Net cash provided by operating activities                                           $ 28,803          $ 26,619
                                                                                    --------          --------

Cash flows from investing activities:
    Equipment purchased for leasing                                                  (23,776)          (20,877)
    Investment in leased office facility and capital expenditures                       (333)             (163)
    Net receipts from affiliated limited partnerships                                  1,416             1,037
                                                                                    --------          --------
Net cash used for investing activities                                               (22,693)          (20,003)
                                                                                    --------          --------

Cash flows from financing activities:
    Proceeds from discounting of lease rentals                                        10,566             6,675
    Principal payments on discounted lease rentals                                    (9,273)           (4,237)
    Deferred financing costs                                                               -              (118)
    Proceeds from sales of common stock                                                    9                19
    Purchase of treasury shares                                                            -              (247)
    Purchase of non-employee stock options                                              (138)                -
    Payments on revolving credit facilities                                             (388)             (833)
    Payments on Term Loan                                                             (3,250)           (3,250)
                                                                                    --------          --------
Net cash used for financing activities                                                (2,474)           (1,991)
                                                                                    --------          --------

Net increase in cash and cash equivalents                                              3,636             4,625
Cash and cash equivalents at beginning of period                                       2,851               923
                                                                                    --------          --------
Cash and cash equivalents at end of period                                          $  6,487          $  5,548
                                                                                    ========          ========

Supplemental schedule of cash flow information:
    Recourse interest paid                                                          $  1,452          $  1,556
    Non-recourse interest paid                                                         1,124               702
    Income taxes paid                                                                    106             1,598
    Income tax refunds received                                                          316                 -
Supplemental schedule of non-cash investing and financing activities:
    Increase in residual values and other receivables relating to
      equipment sale transactions                                                      1,067               897
    Discounted lease rentals assigned to lenders arising from
      equipment sales transactions                                                    22,499                 -
    Assumption of discounted lease rentals in lease acquisitions                      20,732                 -


                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 17

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

2.  Provision for Losses
    --------------------

    During the third quarter of fiscal 1997, as a result of (i) a lease having a net book value of $245,000 at February 28, 1997 with a lessee that filed for bankruptcy protection under Chapter 11 of the Bankruptcy code during the third quarter fiscal 1997 and (ii) a "soft" market for re-leasing one of the Company's aircraft, the Company reserved a provision for loss of $235,000.






                                     6 of 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.  Results of Operations
    ---------------------

    General Comments

    During the three months ended February 28, 1997 the Company reported net income of $298,000 representing its nineteenth consecutive profitable quarter.

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

    Lease Originations

    In the ordinary course of business, the Company will continue to (1) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors and (2) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors. Presented below is a schedule showing new lease originations volume and the placement of new lease originations during the nine-month period ended February 28, 1997 as compared to the comparable period for fiscal year 1996 (in thousands).



                                                                                                   Nine Months Ended
                                                                                            -------------------------------
                                                                                            February 28,       February 29,
                                                                                                1997               1996
                                                                                            -------------------------------
     Placement of lease originations:
         Equipment under lease sold to PIFs                                                  $  52,880          $  37,980
         Equipment under lease sold to private investors                                        75,790             59,601
         Leases added to the Company's lease portfolio (a significant
           portion of which will be sold during fiscal year 1997)                               45,061             25,727
                                                                                             ---------          ---------
     Total lease origination volume                                                          $ 173,731          $ 123,308
                                                                                             =========          =========


     Leasing is an alternative to financing equipment with debt. Therefore, the ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates. Lease rates tend to rise and fall with interest rates, although lease rate movements generally lag interest rate movements. Because the Company finances its lease transactions with recourse and non-recourse debt, the ultimate profitability of leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate ("rate spread"). Certain of the Company's competitors have access to lower cost funds than the Company. However, the Company has developed relationships with various private investors and formed various strategic alliances with companies that have a lower cost of capital enabling the Company to originate and sell selected leases at competitive prices.

                                     7 of 17

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


                                                     Condensed Consolidated                  Condensed Consolidated
                                                      Statements of Income                    Statements of Income
                                                      for the three months   The effect on     for the six months     The effect on
                                                       ended February 28,    net income of     ended February 29,     net income of
                                                     ---------------------- changes between  ----------------------  changes between
                                                       1996         1995        years          1996         1995          years
                                                     --------     --------  ---------------  --------     ---------  ---------------
     Equipment sales margin                          $ 1,615      $   765      $   850       $ 3,735       $ 2,948      $   787
     Leasing margin (net of interest
       expense on discounted lease rentals)              934        1,008          (74)        3,640         2,743          897
     Other income                                        703          969         (266)        2,199         2,601         (402)
     Operating and other expenses                     (2,190)      (1,997)        (193)       (6,873)       (6,131)        (742)
     Provision for losses                               (235)         (25)        (210)         (340)          (75)        (265)
     Interest expense on recourse debt                  (430)        (493)          63        (1,452)       (1,664)         212
     Income taxes                                        (99)         (91)          (8)         (227)         (169)         (58)
                                                     -------      -------      -------       -------       -------      -------
       Net income                                    $   298      $   136      $   162       $   682       $   253      $   429
                                                     =======      =======      =======       =======       =======      =======

     EQUIPMENT SALES MARGIN

     Equipment sales revenue (and related equipment sales margin) consists of the following (in thousands):

                                                                               Three Months Ended
                                                                  --------------------------------------------         Increase
                                                                   February 28, 1997      February 29, 1996           (Decrease)
                                                                  -------------------    --------------------   --------------------
                                                                   Revenue     Margin     Revenue      Margin    Revenue     Margin
                                                                  ---------   --------   ---------    --------  ---------   --------
     Transactions during initial lease term:
       Equipment under lease sold to PIFs                         $ 25,674   $    553    $  9,580   $    222
       Equipment under lease sold to private investors              38,629        447      43,711        343
                                                                  --------   --------    --------   --------
                                                                    64,303      1,000      53,291        565    $ 11,012   $    435
                                                                  --------   --------    --------   --------    --------   --------
     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                                  4,223        394         435        128
       Sales-type leases                                                10         10           -          -
       Excess collections (cash collections in excess of
         the associated residual value from equipment
         under lease sold to private investors)                        211        211          72         72
                                                                  --------   --------    --------   --------
                                                                     4,444        615         507        200       3,937        415
       Deduct related provision for losses                               -       (235)          -        (25)          -       (210)
                                                                  --------   --------    --------   --------    --------   --------
       Realization of value in excess of provision for losses        4,444        380         507        175       3,937        205
       Add back related provision for losses                             -        235           -         25           -        210
                                                                  --------   --------    --------   --------    --------   --------
                                                                     4,444        615         507        200       3,937        415
                                                                  --------   --------    --------   --------    --------   --------
     Total equipment sales and equipment sales margin as
       shown on the above schedule of condensed income
       statement categories                                       $ 68,747   $  1,615    $ 53,798   $    765    $ 14,949   $    850
                                                                  ========   ========    ========   ========    ========   ========

                                     8 of 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES MARGIN, continued


                                                                          Nine Months Ended
                                                             --------------------------------------------            Increase
                                                              February 28, 1997      February 29, 1996              (Decrease)
                                                             -------------------    --------------------      --------------------
                                                              Revenue     Margin     Revenue      Margin       Revenue     Margin
                                                             ---------   --------   ---------    --------     ---------   --------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs                    $  55,751   $  1,195    $  39,145   $    779
       Equipment under lease sold to private investors         102,647      1,404       67,356      1,108
                                                             ---------   --------    ---------   --------
                                                               158,398      2,599      106,501      1,887    $  51,897   $     712
                                                             ---------   --------    ---------   --------    ---------   ---------
     Transactions subsequent to initial lease term:
       Sales of off-lease equipment                              4,995        668        1,276        577
       Sales-type leases                                            71         69          279        111
       Excess collections (cash collections in excess of
          the associated residual value from equipment
          under lease sold to private investors)                   399        399          373        373
                                                             ---------   --------    ---------   --------
                                                                 5,465      1,136        1,928      1,061        3,537          75
       Deduct related provision for losses                           -       (340)           -        (75)           -         265)
                                                             ---------   --------    ---------   --------    ---------   ---------
       Realization of value in excess of provision for losses    5,465        796        1,928        986        3,537        (190)
       Add back related provision for losses                         -        340            -         75            -         265
                                                             ---------   --------    ---------   --------    ---------   ---------
                                                                 5,465      1,136        1,928      1,061        3,537          75
                                                             ---------   --------    ---------   --------    ---------   ---------
     Total equipment sales and equipment sales margin
       as shown on the schedule of condensed income
       statement categories listed on the preceding page     $ 163,863   $  3,735    $ 108,429   $  2,948    $  55,434   $     787
                                                             =========   ========    =========   ========    =========   =========


     Transactions During Initial Lease Term

     Equipment sales to PIFs increased during the three and nine months ended February 28, 1997, as compared to the comparable period in fiscal 1996, principally because more leases were identified and closed that satisfied the PIFs underwriting standards.

     Equipment sales to private investors increased during the nine months ended February 28, 1997 primarily because lease originations increased and, as discussed above, the Company sometimes determines it would be in its best interests to place certain lease transactions with private investors. Lease originations from one customer accounted for approximately 45% of the total lease originations volume for the nine months ended February 28, 1997.

     Transactions Subsequent to Initial Lease Term

     The Company has been successful in realizing gains on the remarketing of its equipment after the initial lease term for the past nineteen consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses during the three and nine month periods ended February 28, 1997, even without considering realizations from remarketing activities recorded as leasing margin.

                                     9 of 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES MARGIN, continued

     Transactions Subsequent to Initial Lease Term, continued

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

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. In general, because the Company did not significantly add to its own lease portfolio during the four years prior to May 31, 1995, fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1995. However, revenue and margins from remarketing sales increased during the three and nine month periods ended February 28, 1997, compared to the comparable periods of 1996 primarily due to the sale of approximately $1.5 million of earth moving equipment and the early termination sale of approximately $2.5 million of manufacturing equipment. Although quarterly fluctuations will occur as discussed in the preceding sentence, in general, remarketing revenue and margin are expected to decline in future quarters as maturing leases continue to decrease. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after the initial term (which averages approximately four years).

     The provision for losses recorded during the first nine months of fiscal 1997 primarily related to the following:

     * $235,000 discussed in Note 2 of Notes to Consolidated Financial Statements, and

     * $105,000 for other-than-temporary declines in the value of equipment which occurred primarily because lessees returned equipment to the Company at the end of lease. The Company had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is considerably less than was anticipated.

     The provision for losses recorded during the first nine months of fiscal 1996 did not relate to any significant items because no significant other-than-temporary declines in the value of the equipment were identified in the quarterly assessments of the Company's assets.

                                    10 of 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES MARGIN, continued

     Transactions Subsequent to Initial Lease Term, continued

     The changes in the Company's equipment under lease during the nine month period ended February 28, 1997 consisted of the following (in thousands):


                                                                                         Discounted lease
                                                                   Direct finance        rentals, net of
                                                                 leases, operating       discounted lease         Net
                                                                  leases, net and        rentals assigned      investment
                                                                   equipment held       to lenders arising      in lease
                                                                for sale or re-lease   from equipment sales    portfolio
                                                                --------------------   ---------------------   ----------

     As of May 31, 1996                                            $   60,429              $ (19,830)          $   40,599
     Leases added to the Company's lease portfolio (a
       significant portion of which will be sold during
       fiscal year 1997) financed through the use of the
       Company's cash, accounts payable, non-recourse
       bank debt and recourse bank debt under its
       Warehouse Facility                                              45,061                (10,566)              34,495
     Leases sold to PIFs and private investors                        (25,911)                 1,767              (24,144)
     Related provision for losses                                        (340)                     -                 (340)
     Change as a result of portfolio run-off                          (13,051)                 9,273              ( 3,778)
                                                                   ----------              ---------           ----------
     As of February 28, 1997                                       $   66,188              $ (19,356)          $   46,832
                                                                   ==========              =========           ==========


     LEASING MARGIN

     Leasing margin consists of the following (in thousands):


                                                       Three Months Ended                  Nine Months Ended
                                                --------------------------------     -----------------------------
                                                February 28,        February 29,     February 28,     February 29,
                                                    1997                1996             1997             1996
                                                ------------        ------------     ------------     ------------

     Leasing revenue                           $  3,492              $   2,692        $   11,228      $    7,476
     Leasing costs and expenses                  (2,183)                (1,409)           (6,462)         (4,033)
     Net interest expense on related
       discounted lease rentals                    (375)                  (275)           (1,126)           (700)
                                               --------             ----------        ----------      ----------
         Leasing margin                        $    934              $   1,008        $    3,640      $    2,743
                                               ========              =========        ==========      ==========

         Leasing margin ratio                        27%                    37%               32%             37%
                                                     ==                     ==                ==              ==


     Leasing margin increased during the nine months ended February 28, 1997, compared to the comparable period of 1996 primarily due to growth in the Company's lease portfolio.


                                    11 of 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN, continued

     Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases (ii) remarketing activities, and (iii) the method used to finance leases added to the Company's lease portfolio, as described in the table above. Interest expense arising from non-recourse bank debt (discounted lease rentals) is reflected in leasing margin, but interest arising from the warehouse facility is not reflected in leasing margin.

     OTHER INCOME

     Other Income consists of the following (in thousands):


                                                       Three Months Ended                  Nine Months Ended
                                                --------------------------------     -----------------------------
                                                February 28,        February 29,     February 28,     February 29,
                                                    1997                1996             1997             1996
                                                ------------        ------------     ------------     ------------
     Fees and distributions from the
       Company-sponsored PIFs                     $   562                $ 895         $ 1,791           $ 2,250
     Interest on income tax refunds                     -                    -             103                -
     Interest on MBank receivable                       -                    -              -                141
     Other                                            141                   74             305               210
                                                  -------               ------         -------           -------
                                                  $   703               $  969         $ 2,199           $ 2,601
                                                  =======               ======         =======           =======


     OPERATING AND OTHER EXPENSES

     Operating and Other Expenses increased $0.7 million (12%) for the nine months ended February 28, 1997 as compared to the comparable period in fiscal 1996. The principal components of the increase were:

     * $450,000 of increased incentive compensation, primarily commissions as a result of higher levels of originations (see page 7 of 18);
     *   $200,000 for costs associated with increased marketing activities;
     * $150,000 for costs associated with the relocation of the Company's Chairman of the Board to Denver, Colorado;
     * and that Operating and Other Expenses for the nine months ended February 28, 1997 included (i) $325,000 related to the termination of the Stockholders' Agreement and (ii) a $200,000 credit resulting from the difference between estimated incentive compensation and actual payments as approved by the Company's Board of Directors.

     INTEREST EXPENSE ON RECOURSE DEBT

     Recourse interest expense decreased due to a decrease in the average outstanding balance of recourse bank debt.

                                    12 of 17

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

II.  Liquidity and Capital Resources
     -------------------------------

     Currently the Company is offering units of CPYF-IV for sale to the public. Through February 28, 1997, the Company sold $21.2 million of Class A units of CPYF-IV. For the remainder of the offering period for CPYF-IV (which ends in April 1998), the Company has $28.8 million of Class A units in CPYF-IV available for sale, which represent a source of financing for the placement of lease originations and acquisition fee income to the Company.

III. Business Plan
     -------------

     The Company believes that it has the necessary funding capability for fiscal year 1997 to (1) continue to build its lease origination function and increase its lease origination volume by expanding its field sales force, (2) continue to modestly increase the size of its own lease portfolio, (3) originate/acquire additional leases for sales to PIFs and private investors and (4) build and strengthen its residual remarketing expertise in identified equipment types, such as material handling equipment, by "vertical integration" of individuals or companies with requisite equipment expertise. In addition, the Company continues to focus on identifying attractive acquisition opportunities.

     The Company's operating results may be affected by the availability of additional sources of capital and the related costs of such capital. The cost of funds for many of the Company's competitors is lower than the Company's cost of funds. Therefore, the Company has expanded its debt and equity placement capabilities with lower cost of capital sources including private investors, private partnerships, a private income fund with an off shore investor and other strategic alliances. These funding sources are intended to provide funds at a cost necessary to facilitate the Company's competitiveness in certain segments of the lease originations market.

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

                                    13 of 17

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


                                    14 of 17

Item No.                                 Exhibit Index

11A Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as dilution is less than 3%.

27      Financial Data Schedule





                                    15 of 17

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE



                                                         Three Months Ended                   Nine Months Ended
                                                    ----------------------------        -----------------------------
                                                    February 28,    February 29,        February 28,     February 29,
                                                        1997            1996                1997             1996
                                                    ------------    ------------        ------------     ------------

Shares outstanding at beginning of period            5,002,000       4,988,000           4,994,000        5,091,000

Purchase of treasury shares                                  -               -                   -         (129,000)

Shares issued during the period
  (weighted average)                                     3,000               -               7,000           24,000

Dilutive shares contingently issuable upon
  exercise of options (weighted average)               618,000         997,000             686,000          968,000

Less shares  assumed to have been  purchased
  for treasury with assumed  proceeds
  from exercise of stock options
  (weighted average)                                  (239,000)       (688,000)           (288,000)        (639,000)

Effect of non-employee stock option
 buy-out                                                     -               -             (64,000)               -
                                                     ---------       ---------           ---------        ---------

Total shares, primary                                5,384,000       5,297,000           5,335,000        5,315,000
                                                     =========       =========           =========        =========

Net income                                           $ 298,000       $ 136,000           $ 682,000        $ 253,000
                                                     =========       =========           =========        =========

Income per common and common
  equivalent share, primary                          $    0.06       $    0.03           $    0.13        $    0.05
                                                     =========       =========           =========        =========










                                    16 of 17

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CAPITAL ASSOCIATES, INC.
                                            Registrant


Date: April 3, 1997                         By:  /s/Anthony M. DiPaolo
                                                 -------------------------------
                                                 Anthony M. DiPaolo,
                                                 Senior Vice-President and
                                                 Chief Financial Officer



























                                    17 of 17