Form 10-K
period 1997-05-31
CAPITAL ASSOCIATES INC
filed 1997-08-13
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-15525


                            CAPITAL ASSOCIATES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       84-1055327
(State or other  jurisdiction of                (IRS EmployerIdentification No.)
 incorporation  or  organization)

7175 WEST JEFFERSON AVENUE, LAKEWOOD, COLORADO                80235
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.008 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate market value of stock held by non-affiliates was $3,680,625 based upon 1,510,000 shares held by such persons and the closing price on July 18, 1997 of $2.4375. The number of shares outstanding of the Registrant's $.008 par value common stock at July 18, 1997 was 5,016,232.

                      Documents incorporated by reference

Certain portions of Registrant's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.



Page One of 23 Pages                             Exhibit Index Begins on Page 20

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

Historical Business and Fiscal Year 1997 Significant Accomplishments
--------------------------------------------------------------------

During fiscal years 1997, 1996, 1995, 1994 and 1993, the Company reported net income of $733,000, $604,000, $1,116,000, $710,000 and $1,396,000, respectively.
The Company's profits during these five years were achieved primarily as a result of (1) expanding and improving its lease originations, asset management, remarketing and leased equipment sales activities, (2) the sale of other corporate assets and the settlement of litigation and (3) a substantial reduction of operating expenses in part due to improved back office efficiency.

During fiscal year 1997, as a result of continuing emphasis on improving lease originations, operating efficiencies and competitive costs of capital, the
Company:

* invested in its sales force through an extensive training program and personnel expansion

* reported profits for the fifth consecutive year and twentieth consecutive quarter

* had lease originations exceeding $230 million, the highest level during the last five years

* raised $27.6 million through the offering of Class A Limited Partner Units in Capital Preferred Yield Fund IV

* expanded its financing capabilities by closing $22 million of lease originations into two new private investment programs

Significant factors impacting the Company's profitability in the future include the ability to develop and retain the field sales force, the amount of new capital available to the Company, the cost of that capital and the ability to increase lease origination levels while achieving profitability targets. The Company continues to explore possible sources of new capital including, for example, obtaining new or additional recourse debt, securitizing lease transactions and selling equipment leases originated by the Company to private investors. The Company intends to operate profitably by continuing to (1) generate leasing margin from investing in its own lease portfolio, (2) remarket equipment for a profit, (3) sell a majority of its lease originations for fee income to its public income funds ("PIFs") and various private investors including joint venture partners and other strategic alliances, and (4) control its operating costs.

Leasing Activities
------------------

The Company attempts to diversify its lease origination and funding sources in order to enhance its competitiveness regardless of changes in technology or regulations. Lease originations are diversified (1) through its hiring and training practices relative to the retail originations sales force, (2) locating the retail originations sales force in regional branch offices throughout the United States, (3) by targeting specific industries and equipment types for lease originations, (4) by buying leases equipment on a wholesale basis (i.e., from other lessors), and (5) originating leases through associations with equipment vendors (an area which the Company intends to further emphasize during 1998). Funding sources are diversified by (1) matching lease equipment originations with the investment needs of private investors, (2) originating leases on behalf of its PIFs and (3) securitizing lease transactions for its own portfolio.

                                     2 of 23

         --------

Leasing Activities, continued
------------------

All of the Company's lease transactions are net leases with a specified noncancelable lease term. These noncancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances and which requires the lessee to insure the equipment against casualty loss, and pay all related maintenance expenses and property, sales and other taxes. The Company originates two basic types of leases, direct financing leases ("DFLs") and operating leases ("OLs"). In accordance with generally accepted accounting principles ("GAAP"), the primary distinguishing factor between these two types of leases is the present value of the rents in relation to the cost of the leased equipment. In the case of a DFL, the Company is contractually entitled to recover at least 90% of its original investment in the equipment from the present value of the initial lease rentals. In the case of an OL, the Company is contractually entitled to recover less than 90% of its original investment in the equipment from the present value of the initial lease rentals. As of May 31, 1997, the Company's net investment in DFLs was approximately $8 million and its net investment in OLs was approximately $71 million. See Note 1 to Notes to Consolidated Financial Statements for a discussion of the Company's lease accounting policies.

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

The Company leases equipment to lessees in diverse industries throughout the United States. To minimize credit risk, the Company has established credit underwriting standards which specify that the Company generally leases equipment to (1) lessees that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services (an "investment grade credit"), or (2) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease (a "less than investment grade credit"). As of May 31, 1997, approximately 99% of the equipment owned by the Company was leased to companies that meet the above criteria.

Over the past three fiscal years, the Company has diversified its own equipment lease portfolio (as well as the equipment portfolio it manages for private investors and the PIFs) to include all types of equipment that meet the Company's underwriting standards with emphasis on (i) material handling equipment, (ii) office furniture and store fixtures, (iii) circuit board and semiconductor manufacturing, production and testing equipment, (iv) machine tool and factory automation equipment and (v) information technology equipment.

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

                                     3 of 23

         --------

Leasing Activities, continued
------------------

Lease originations of $231 million for fiscal year 1997 were financed through $63 million of sales to the PIFs, $101 million of sales to private investors, and the remaining $67 million of leases, which were held for the Company's account (a significant portion of which will be sold during fiscal year 1998), were financed through the use of the Company's cash, accounts payable, non-recourse bank debt and recourse bank debt under its Warehouse Facility.

As a result of the present relatively low interest rate environment and resulting relatively low lease rates, the Company sells the majority of leases it originates to private investors having a lower cost of capital than the Company.

The Company is able to originate a certain amount of leases with higher lease rates. Such leases are generally sold to the PIF's because, as PIF sponsor, the Company has a fiduciary responsibility to maximize investor returns and does so by blending higher yielding transactions with investment grade credit quality leases having lower lease rates. However, given the present market environment, the number of higher yielding transactions having adequate credit quality is limited, and consequently, the volume of leases sold to the PIF's is limited. Consequently, future equipment sales to PIF's are expected to comprise a smaller percentage of total placements of new lease originations than in the past.

The Company continues to evaluate additional sources of capital (from sources such as securitization or a private debt placement) which will provide the liquidity necessary to significantly add leases to its own portfolio. The goal of such financing will be to lower the Company's cost of capital and expand the availability of capital. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Should the Company be successful in identifying and closing on new financing meeting these criteria (for which no assurance can be given), it intends to grow its own lease portfolio.

During fiscal years 1997, 1996 and 1995, leasing revenue was $14.4 million, $10.2 million, and $7.7 million, respectively.

During fiscal year 1997 and 1996, payments from one lessee accounted for 13% and 11%, respectively, of total leasing revenue. In addition, other equipment sales revenue related to equipment leased to that lessee accounted for 77% and 88% of total other equipment sales revenue during fiscal years 1997 and 1996, respectively. No lessee accounted for 10% or more of the Company's revenues in fiscal year 1995.


Underwriting Standards
----------------------

All initial leases are subject to review under the Company's underwriting standards. Each potential lessee is assigned a credit risk rating of 1 (the highest rating) through 6 (the lowest rating), based on the application of specific criteria during the credit review process. The Company originates leases for its own account that have a credit rating of 1, 2 or 3. The Company originates leases for its PIFs consistent with each PIF's own lease origination standards, which are similar to those of the Company. The Company's historical loss experience for leases originated since 1991 is less than 1%.


                                     4 of 23

         --------

Underwriting Standards, continued
----------------------

The Company's Transaction Review Committee, which is comprised of members of senior management, (1) reviews and approves all material aspects of lease transactions, the credit ratings assigned to lessees and certain pricing and residual value assumptions, (2) advises on lease documentation requirements and deal structuring guidelines, (3) monitors asset quality on an on-going basis in order to estimate and assess the net realizable value at the end of the lease term for the Company's equipment and for reviewing and approving the quarterly Asset Quality Report and (4) revises and updates the underwriting standards, when and as necessary. All transactions over $3,000,000 with a less than investment grade credit and over $5,000,000 with an investment grade credit must also be approved by the Executive Committee of the Board of Directors.

Remarketing Activities
----------------------

Remarketing activities consist of (1) lease portfolio management (i.e., managing equipment under lease) and (2) asset management (i.e., managing off-lease equipment). One of the Company's principal goals is to minimize off-lease equipment by proactively managing such equipment while it is under lease (e.g., renewing or extending the lease, or re-leasing, upgrading or adding to the equipment before the end of the initial lease term) because generally, remarketing equipment in place produces better residual returns than equipment sold or re-leased to a third-party. However, if the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or re-lease the off-lease equipment to a different lessee, or sell the off-lease equipment to equipment brokers or dealers. Revenue from remarketing activities was $6.0 million, $3.0 million, and $4.6 million during fiscal years 1997, 1996 and 1995, respectively.

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


Private Investor Programs and PIFs
----------------------------------

The Company sells ownership interests in leased equipment to private investors for fee income. In accordance with GAAP, the Company records sales revenue and costs of sales on what is known as a "broad" basis, meaning equipment sales revenue is equal to the sales price of the equipment and equipment sales cost is equal to the carrying value of the equipment. In the event the Company warehouses a transaction prior to sale, the Company records leasing revenue and expenses during the warehouse period. Revenue from the sale of equipment under lease to private investors was $131.6 million, $91.0 million, and $24.7 million during fiscal years 1997, 1996 and 1995, respectively.

The Company currently sponsors or co-sponsors seven PIFs. The Company sells a significant portion of the equipment it acquires for lease to its PIFs. Revenue from the sale of equipment under lease to the PIFs was $67.0 million, $72.2 million, and $43.6 million during fiscal years 1997, 1996 and 1995, respectively.

                                     5 of 23

         --------


Private Investor Programs and PIFs, continued
----------------------------------

Various subsidiaries and affiliates of the Company act as the general partners or co-general partners of the PIFs. In addition, CAII contributes cash and/or equipment to each PIF in exchange for a Class B limited partner interest ("Class B interest"). Public investors purchase Class A limited partnership units ("Class A Units") for cash, which the PIFs use to purchase equipment on-lease to lessees. The Company receives (1) fees for performing various services for the PIFs (subject to certain dollar limits) including acquisition fees and on-going management fees, (2) reimbursement for organizational and offering expenses incurred in selling the Class A Units (subject to certain dollar limits), (3) Class B interest cash distributions from each PIF (subordinated to the cash returns on the Class A Units), (4) general partner cash distributions and (5) reimbursement of certain operating expenses incurred in connection with each PIFs operations.

Capital Preferred Yield Fund IV began selling units to investors during April 1996 and is the only PIF currently offering Class A Units for sale to the public. In the aggregate, the seven PIFs have sold $349 million of Class A Units to the public through May 31, 1997. Up to $21 million of Class A Units will be offered for sale to the public during fiscal year 1998. CAII's maximum remaining obligation to make Class B partner cash contributions is $0.2 million.


Competition
-----------

The Company competes mainly on the basis of its lease rates, terms offered in its leasing transactions, reliability in meeting its commitments and customer service. Lease rates are determined primarily by the Company's funding costs and equipment residuals resulting from its remarketing capability. The Company's continued ability to compete effectively may be materially affected by the availability of funding options and of financing and the costs of such financing. The Company competes with a large number of equipment lessors, many of which have greater financial resources, greater economies of scale and lower costs of capital than the Company.


Employees
---------

The Company had 108 employees as of May 31, 1997 versus 96 employees as of May 31, 1996, none of whom were represented by a labor union. The Company believes that its employee relations are good.


Item 2.  Properties
         ----------

The Company leases office facilities (approximately 23,000 square feet) in Lakewood, Colorado (a suburb of Denver). These facilities house the Company's administrative, financing and marketing operations. The Lakewood, Colorado facility adequately provides for present and future needs, as currently planned. In addition, the Company leases a warehouse facility and regional marketing offices.



                                     6 of 23

Item 3.  Legal Proceedings
         -----------------


The Company is involved in the following legal proceedings:

a. The Company is involved in certain arbitration proceedings pursuant to the requirements of the National Association of Securities Dealers ("NASD"), representing three claims against CAI Securities Corporation, a wholly owned subsidiary of the Company. All three claims allege breach of fiduciary duty, breach of contract, negligence and misrepresentation with regard to the sale of limited partnership units in Leastec Income Fund V ("LIFV"), a limited partnership whose general partner is an affiliate of the Company. The three claims involve investments in LIFV of approximately $625,000 and seek damages of $838,000 and special punitive and exemplary damages (one claim specifies $1,500,000 in such damages while the other two claims do not specify an amount). All three claims have been brought by the same company on behalf of three investors. Management has been of the belief that it has good and substantial defenses against these claims and that the Company's subsidiary will prevail. In July 1997, one of the cases, seeking $500,000 in damages and $1,500,000 in punitive damages, was heard by an NASD arbitration panel and that arbitration panel has now determined that there was no breach of fiduciary duty, no breach of contract, no negligence and no misrepresentation with regard to the sale of limited partnership units of LIFV and the subsequent financial reporting thereof and that no award is due the claimant under any of his claims. The claimant was assessed $7,300 in forum fees by the NASD for the arbitration proceeding.

b. The Company is involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the three months ended May 31, 1997.


Item 5.  Market  for  the  Registrant's  Common  Stock  and  Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

The Company's common stock trades on the Nasdaq National Market under the symbol: CAII.

                                     7 of 23

                                     PART II

The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated, according to published sources. High and low sales prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.


    1998                                             HIGH          LOW
    ----                                             ----          ---

First Quarter (through July 18, 1997)               3  1/2        2  1/4


    1997                                             HIGH          LOW
    ----                                             ----          ---

First Quarter                                       4  3/8        2  1/8
Second Quarter                                      4  1/4        3  1/8
Third Quarter                                       4  1/4        2  7/8
Fourth Quarter                                      3  13/16      2  1/2


    1996                                             HIGH          LOW
    ----                                             ----          ---

First Quarter                                       2  3/8        1  1/4
Second Quarter                                      2  1/8        1  1/2
Third Quarter                                       1  7/8        1  3/8
Fourth Quarter                                      3  5/16       1  5/8


On July 18, 1997, the date on which trading activity last occurred, the closing sales price of the Company's stock was $2.4375. On July 18, 1997, there were approximately 180 shareholders of record and at least 520 beneficial shareholders of the Company's outstanding common stock.

No dividends were paid during the periods indicated. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. See Note 8 to Notes to Consolidated Financial Statements for a discussion of restrictions on CAII's ability to transfer funds to the Company which, in turn, limits the Company's ability to pay dividends on its outstanding Common Stock.


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



                                     8 of 23

Income Statement Data
---------------------
(in thousands, except per share and number of shares data)



                                                                  Year Ended May 31,
                                            --------------------------------------------------------------
                                              1997          1996         1995          1994        1993
                                            ---------     ---------    ---------     ---------   ---------
Revenue:
  Equipment sales                           $ 204,545     $ 166,242    $  81,370     $ 122,469   $  96,233
  Leasing                                      14,420        10,212        7,672        13,368      26,003
  Interest                                      4,582         6,716       11,386        15,027      15,526
  Other                                         3,987         3,511        4,516         4,101       3,638
                                            ---------     ---------    ---------     ---------   ---------
                                              227,534       186,681      104,944       154,965     141,400
                                            ---------     ---------    ---------     ---------   ---------

Costs and expenses:
  Equipment sales                             200,018       161,797       70,866       114,440      85,423
  Leasing                                       8,928         5,466        3,893         5,511      12,148
  Operating and other expenses                  9,568         8,332       11,603        12,307      14,060
  Provision for losses                            365           430        2,940         1,315       2,070
  Interest - non-recourse debt                  6,012         7,705       12,548        18,370      22,091
  Interest - recourse debt                      1,900         2,145        1,618         1,839       3,282
                                            ---------     ---------    ---------     ---------   ---------
                                              226,791       185,875      103,468       153,782     139,074
                                            ---------     ---------    ---------     ---------   ---------
Income before income taxes                        743           806        1,476         1,183       2,326
Income tax expense                                 10           202          360           473         930
                                            ---------     ---------    ---------     ---------   ---------
Net income                                  $     733     $     604    $   1,116     $     710   $   1,396
                                            =========     =========    =========     =========   =========

Earnings per common and dilutive common equivalent share:

     PRIMARY:
     Net income per share                   $     .14     $     .12    $     .21     $     .13   $     .27

     FULLY DILUTED:
     Net income per share                   $     .14     $     .11    $     .21     $     .13   $     .26

Weighted average number of common and
  dilutive common equivalent shares outstanding used in computing earnings per share:

     PRIMARY                                5,403,000     5,186,000    5,325,000     5,451,000   5,153,000

     FULLY DILUTED                          5,414,000     5,393,000    5,337,000     5,451,000   5,444,000

Balance Sheet Data
------------------
  (in thousands)                                                        May 31,
                                            --------------------------------------------------------------
                                              1997          1996         1995          1994        1993
                                            ---------     ---------    ---------     ---------   ---------

Total assets                                $ 146,517     $ 127,511    $ 158,956     $ 209,725   $ 280,635
Recourse bank debt                             20,712        17,538       24,520        18,767      37,857
Discounted lease rentals                       61,466        63,749       98,216       160,842     210,561
Stockholders' equity                           23,501        22,881       22,490        21,099      20,303


                                     9 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I.   Results of Operations
     ---------------------
     During fiscal years 1997, 1996, 1995, 1994 and 1993, the Company reported net income of $733,000, $604,000, $1,116,000, $710,000 and $1,396,000,
     respectively.

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

                                                         Year ended May 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
     Placement:
       Equipment under lease sold to PIFs         $ 63,000   $ 67,000   $ 44,000
       Equipment under lease sold to private
         investors                                 101,000     82,000     25,000
       Leases added to the Company's lease
         portfolio (a significant portion of
         which will be/were sold during the
         subsequent fiscal years)                   67,000     43,000     27,000
                                                  --------   --------   --------

     Total lease origination volume               $231,000   $192,000   $ 96,000
                                                  ========   ========   ========

     Leasing is an alternative to financing equipment with debt. Therefore, the ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates. Lease rates tend to rise and fall with interest rates, although lease rate movements generally lag interest rate movements.

     Because the Company finances its lease transactions with recourse and non-recourse debt, the ultimate profitability of leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate ("rate spread"). Certain of the Company's competitors have access to lower cost funds than the Company. However, the Company has developed relationships with various private investors and formed various strategic alliances with investors that have a lower cost of capital enabling the Company to originate and sell leases at competitive prices.

     As a result of the present relatively low interest rate environment and resulting relatively low lease rates, the Company sells the majority of leases it originates to private investors having a lower cost of capital than the Company.

                                    10 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     The Company is able to originate a certain amount of leases with higher lease rates. Such leases are generally sold to the PIF's because, as PIF sponsor, the Company has a fiduciary responsibility to maximize investor returns and does so by blending higher yielding transactions with investment grade credit quality leases having lower lease rates. However, given the present market environment, the number of higher yielding transactions having adequate credit quality is limited, and consequently, the volume of leases sold to the PIF's is limited. The Company's response to these factors has been to limit the amount of funds it raises from PIF investors. Consequently, future equipment sales to PIF's are expected to comprise a smaller percentage of total placements of new lease originations than in the past.

     The Company continues to evaluate additional sources of capital (from sources such as securitization or a private debt placement) which will provide the liquidity necessary to significantly add leases to its own portfolio. The goal of such financing will be to lower the Company's cost of capital and expand the availability of capital. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Should the Company be successful in identifying and closing on new financing meeting these criteria (for which no assurance can be given), it intends to grow its own lease portfolio.

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income appearing on page F-4 of this report on Form 10-K, prepared solely to facilitate the discussion of results of operations (in thousands).


                                                Condensed Consolidated                 Condensed Consolidated
                                                 Statements of Income    The effect     Statements of Income     The effect
                                                    for the years       on net income      for the years        on net income
                                                    ended May 31,         of changes        ended May 31,        of changes
                                                ----------------------     between     ----------------------      between
                                                   1997        1996         years        1996       1995            years
                                                ---------    --------   -------------  ---------  -----------   -------------
     Equipment sales margin                     $  4,527     $  4,445     $     82     $  4,445    $  4,404      $     41
     MBank sales margin                                -            -            -            -       6,100        (6,100)
     Leasing margin (net of interest expense
       on discounted lease rentals)                4,062        3,757          305        3,757       2,617         1,140
     Other income                                  3,987        3,511          476        3,511       4,516        (1,005)
     Operating and other expenses                 (9,568)      (8,332)      (1,236)      (8,332)    (11,603)        3,271
     Provision for losses                           (365)        (430)          65         (430)     (2,940)        2,510
     Interest expense on recourse debt            (1,900)      (2,145)         245       (2,145)     (1,618)         (527)
     Income taxes                                    (10)        (202)         192         (202)       (360)          158
                                                --------     --------     --------    ---------    --------      --------

     Net income                                 $    733     $    604     $    129    $     604    $  1,116      $   (512)
                                                ========     ========     ========    =========    ========      ========





                                    11 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES

     Equipment sales revenue (and the related equipment sales margin) consists of the following (in thousands):

                                                                      Year Ended May 31,
                                                        ----------------------------------------------             Increase
                                                                 1997                     1996                    (Decrease)
                                                        ----------------------------------------------      ---------------------
                                                         Revenue      Margin      Revenue      Margin        Revenue      Margin
                                                        ---------   ---------    ---------   ---------      ---------   ---------
     Transactions during initial lease term:
       Equipment under lease sold to PIFs               $  66,987   $   1,442    $  72,202   $   1,539
       Equipment under lease sold to private investors    131,600       1,768       91,007       1,303
                                                        ---------   ---------    --------    ---------
                                                          198,587       3,210      163,209       2,842      $ 35,378    $     368
                                                        ---------   ---------    ---------   ---------      --------    ---------
     Transactions subsequent to initial lease termination:
       Sales of off-lease equipment                         5,359         720        2,121         859
       Sales-type leases                                       71          69          359         191
       Excess collections (cash collections in excess
         of the associated residual value from equipment
         under lease sold to private investors)               528         528          553         553
                                                        ---------   ---------    --------    ---------
                                                            5,958       1,317        3,033       1,603         2,925         (286)
     Deduct related provision for losses                        -        (365)           -        (430)            -           65
                                                        ---------   ---------    ---------   ---------      --------    ---------
     Realizations of value in excess of provision for
       losses                                               5,958         952        3,033       1,173         2,925         (221)
     Add back related provision for losses                      -         365            -         430             -          (65)
                                                        ---------   ---------    ---------   ---------      --------    ---------
                                                            5,958       1,317        3,033       1,603         2,925         (286)
                                                        ---------   ---------    ---------   ---------      --------    ---------
     Total equipment sales                              $ 204,545   $   4,527    $ 166,242   $   4,445      $ 38,303    $      82
                                                        =========   =========    =========   =========      ========    =========


                                                                      Year Ended May 31,
                                                        ----------------------------------------------             Increase
                                                                 1996                     1995                    (Decrease)
                                                        ----------------------------------------------      ---------------------
                                                         Revenue      Margin      Revenue      Margin        Revenue      Margin
                                                        ---------   ---------    ---------   ---------      ---------   ---------
     Transactions during initial lease term:
       Equipment under lease sold to PIFs               $  72,202   $   1,539    $  43,638   $   1,047
       Equipment under lease sold to
         private investors                                 91,007       1,303       24,700         423
                                                        ---------   ---------    ---------   ---------      --------    ---------
                                                          163,209       2,842       68,338       1,470      $ 94,871    $   1,372
                                                        ---------   ---------    ---------   ---------      --------    ---------
     Transactions subsequent to initial lease termination:
       Sales of off-lease equipment                         2,121         859        2,505       1,269
       Sales-type leases                                      359         191        1,227         765
       Excess collections (cash collections in excess
         of the associated residual value from equipment
         under lease sold to private investors)               553         553          900         900
                                                        ---------   ---------    ---------   ---------
                                                            3,033       1,603        4,632       2,934        (1,599)      (1,331)
     Deduct related provision for losses                        -        (430)           -      (1,940)*           -        1,510
                                                        ---------   ---------    ---------   ---------      --------    ---------
     Realizations of value in excess of
       provision for losses                                 3,033       1,173        4,632         994        (1,599)         179
     Add back related provisions for losses                     -         430            -       1,940             -       (1,510)
                                                        ---------   ---------    ---------   ---------      --------    ---------
                                                            3,033       1,603        4,632       2,934        (1,599)      (1,331)
                                                        ---------   ---------    ---------   ---------      --------    ---------
     Total equipment sales                              $ 166,242   $   4,445    $  72,970   $   4,404      $ 93,272    $      41
                                                        =========   =========    =========   =========      ========    =========

     * Excludes $1,000 of bankrupt lessee credit losses occurring prior to the expiration of the initial lease term (none for fiscal year 1996)

                                    12 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES, continued

     Equipment Sales to PIFs
     -----------------------

     Equipment sales to the PIFs decreased during fiscal year 1997 as compared to fiscal year 1996 and are expected to decrease further in fiscal year 1998 because during 1997 three of the PIFs entered the planned liquidation stage. Once a PIF enters the liquidation stage, it no longer acquires equipment under lease. Presently, two PIFs are actively acquiring leases compared to four PIFs which were actively acquiring leases in 1996.

     Equipment sales to PIFs increased during fiscal year 1996 as compared to fiscal year 1995 principally because more leases were identified and closed as a result of the increased productivity of the field lease originations team (see further discussion below).


     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors increased principally because more leases were identified and closed as a result of increased productivity of the field lease originations team. The increased volume of the field lease originators is primarily due to the Company's efforts to improve its marketing activities, including focusing on customer relationships and vertical integration (i.e., the development of specialized equipment and remarketing expertise) and due to establishment of a strategic alliance with an investor having a lower cost of capital enabling the Company to originate and sell leases at competitive prices.

     Equipment sales to private investors margin as a percentage of equipment sales revenue decreased primarily because leases sold to private investors during fiscal year 1997 were generally held for a longer period of time pending sale than in prior years. For the period of time a lease is held pending sale, the Company records leasing revenue.

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has been successful in realizing gains on the remarketing of its equipment after the initial lease term for the past twenty consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing after the expiration of the initial lease term) is recorded as provision for losses. As shown in the tables above, the realizations from sales exceeded the provision for losses for fiscal years 1997, 1996 and 1995, even without considering realizations from remarketing activities recorded as leasing margin.

     Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessee, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will continue to be installed in place at the end of the initial lease term. The nature of the Company's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business it will incur losses arising from these exposures. The Company performs ongoing quarterly assessments of its assets to identify other than temporary losses in value.

                                    13 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     -------------------------------------------------------------

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. As shown in the table above,
     (1) because the Company sold substantially all new lease originations to its PIFs and retained very few lease originations for its own account during the fiscal years preceding fiscal year 1995, and (2) in accordance with GAAP, the Company does not consolidate the results of its PIFs, generally fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1993. However, revenue from remarketing sales increased during 1997, compared to 1996 primarily due to the sale of approximately $1.5 million of earth moving equipment and the early termination sale of approximately $2.5 million of manufacturing equipment. Although fluctuations will occur as discussed in the preceding sentence, in general, remarketing revenue and margin are expected to remain at levels which are lower than fiscal 1996 and prior years. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years).

     The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses.

     The provision for losses recorded during fiscal year 1997 included the following significant items:

     * Approximately $275,000 for other-than-temporary declines in the value of equipment which occurred primarily because lessees returned equipment to the Company at the end of the lease. The Company had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party was considerably less than was anticipated.

     * Approximately $90,000 as a result of a lease having a net book value of $245,000 at February 28, 1997 with a lessee that filed for bankruptcy protection under Chapter 11 of the Bankruptcy code during the third quarter fiscal 1997.

     The provision for losses recorded during fiscal year 1996 included the following significant items:

     * approximately $539,000 related to the sale of a note receivable on a jet aircraft, and

     * approximately $525,000 to write down the carrying value of certain retained residuals.

     * A reversal of approximately $750,000 recorded during fiscal year 1995 for estimated loss exposure (as discussed below).


                                    14 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     -------------------------------------------------------------

     The provision for losses recorded during fiscal year 1995 included the following:

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

     The increase in equipment held for sale or re-lease primarily reflects one aircraft which was returned to the Company upon lease termination. The Company is presently evaluating re-lease opportunities and expects to re-lease the aircraft during fiscal year 1998.

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):


                                                  Fiscal Years Ended May 31,
                                             ----------------------------------
                                               1997         1996         1995
                                             --------     --------     --------
     Leasing revenue                         $ 14,420     $ 10,212     $  7,672
     Leasing costs and expenses                (8,928)      (5,466)      (3,893)
     Net non-recourse interest expense
       on related discounted lease rentals     (1,430)        (989)      (1,162)
                                             --------     --------     --------
     Leasing margin                          $  4,062     $  3,757     $  2,617
                                             ========     ========     ========
     Leasing margin ratio                          28%          37%          34%
                                             ========     ========     ========

     The increase in leasing revenue, leasing costs and expenses and leasing margin was primarily due to growth in the Company's lease portfolio, including leases subsequently sold to private investors. These revenue and expense amounts are expected to increase further as the Company continues to grow its lease portfolio.



                                    15 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN, continued

     Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Company's lease portfolio, as described above and (iv) the relative age and types of leases in the portfolio (Operating leases have a relatively lower leasing margin early in the lease term and an increasing leasing margin as the lease term passes. The majority of leases added to CAI's portfolio have been operating leases). Interest expense arising from non-recourse bank debt (discounted lease rentals) is reflected in leasing margin, but interest arising from the warehouse facility is not reflected in leasing margin.

     OTHER INCOME

     Other income consists of the following (in thousands):


                                                                                     Fiscal years ended May 31,
                                                                                ------------------------------------
                                                                                  1997          1996          1995
                                                                                --------      --------      --------

     Fees and distributions from the Company-sponsored PIFs                     $ 2,453       $ 2,958       $ 2,908
     Gain on sale of the investment in Corporate Express, Inc. stock                  -             -           671
     Cancellation of option agreement to acquire certain mining equipment             -             -           444
     Interest on income tax refunds                                                 117            -            178
     Interest on MBank settlement and hold back                                     129           227             -
     Recovery of sales and property tax amounts previously expensed                 201           118           371
     Interest on installment sale of equipment                                      769             -             -
     Other                                                                          318           208           (56)
                                                                                -------       -------       -------
                                                                                $ 3,987       $ 3,511       $ 4,516
                                                                                =======       =======       =======

     The Company recorded an installment sale contract in connection with the settlement agreement reached with respect to the Hemmeter Litigation (which is discussed in Footnote 15 to Notes to Consolidated Financial Statements to the 1996 Form 10-K). During fiscal year 1997, the Company received $2.5 million of cash payments related to the installment sale. Expected future cash payments and interest income under the installment sale are $2.0 million and $1.3 million, respectively.

     OPERATING AND OTHER EXPENSES

     Operating and other expenses increased $1.2 million (15%) for fiscal year 1997 as compared to fiscal year 1996. The increase included (i) $400,000 for commissions related to the increase in business volume, (ii) $400,000 for expenses principally related to training, travel and employee acquisitions and (iii) $400,000 for consulting fees and expenses of the Company's majority shareholder.

     Operating and other expenses decreased approximately $3.3 million (28%) for fiscal year 1996 compared to fiscal year 1995 due to on-going efforts to improve operating efficiency. The decrease included (i) $1.5 million of capitalized initial direct costs due to lease origination volume and (ii) $700,000 related to on-going efforts to minimize costs. The decrease also included the following significant expense reductions:

     * $500,000 of legal fees primarily related to the MBank litigation and the Hemmeter litigation.

     * $300,000 of warehouse and other lease portfolio and asset management costs.

     *    $400,000 of current insurance costs.

                                    16 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

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

     Net non-recourse interest expense on related discounted lease rentals increased due to an increase in the average outstanding balance of related discounted lease rentals. It is anticipated that net non-recourse interest expense on related discounted lease rentals will increase in the future as the Company adds additional leases financed with non-recourse debt to its portfolio.

     Recourse interest expense decreased during fiscal year 1997, as compared to fiscal year 1996, due to the continuing reductions in the outstanding balance Term Loan portion of the Company's Debt Facility.

     INCOME TAXES

     As shown in the table in Note 10 to Notes to the Consolidated Financial Statements, the Company's significant deferred tax assets consist of an ITC carryforward of $1.3 million (which expires from 1998 through 2001) and alternative minimum tax ("AMT") credits of $3.3 million (which are not subject to expiration). These tax assets are available to offset federal income tax liability. However, the amount of ITC and AMT credit carryforward that may be utilized to reduce tax liability is significantly limited due to the computation of AMT liability. As a result of the future expiration of the ITC carryforward, the Company has established a valuation allowance for deferred tax assets to reflect the uncertainty that the ITC carryforward will be fully utilized prior to expiration.

     Income tax expense is provided on income at the appropriate statutory rates applicable to such earnings. The appropriate statutory federal and state income tax rate for fiscal years 1997, 1996 and 1995 was 40%. Adjustments to the valuation allowance are recognized as a separate component of the provision for income tax expense. Consequently, the actual income tax rate for fiscal years 1997 and 1996 was less than the effective rate of 40% primarily due to the reduction in the valuation allowance. The reduction of the valuation allowance recorded in fiscal 1997 represents the utilization of an ITC carryforward and the receipt of a state income tax refund for which a valuation allowance had been provided. The reduction of the valuation allowance recorded in fiscal 1996 represents the utilization of an ITC carryforward for which a valuation allowance had been provided.

     During fiscal year 1996, a transaction was completed in which the Company's largest shareholder obtained more than fifty percent of the ownership and voting rights of the Company within a three year period ("a change in control"). Upon a change in control, provisions of the Internal Revenue Code limit the amount of ITC carryforwards and AMT carryforwards that could be utilized to reduce income tax liability in any year. However, the Company had previously established a valuation allowance for deferred taxes due to uncertainty that the full amount of the ITC carryforward would be utilized prior to expiration and therefore, the change in control and resulting limitation on the ITC and AMT carryforward is not expected to reduce the recoverability of the amount of the deferred income tax assets, net of the valuation allowance.


                                    17 of 23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to its PIFs or private investors), non-recourse debt, recourse bank debt (see Note 8 to Notes to Consolidated Financial
     Statements), rents, fees and distributions from its PIFs, sales or re-leases of equipment after the expiration of the initial lease terms and other cash receipts from non-recurring items such as settlements of legal proceedings. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

     The Company's Bank Facility has been extended through November 30, 1997. See Note 8 to Notes to Consolidated Financial Statements for a description of the Company's Bank Facility.

     The Company began offering units of its latest PIF, CPYF IV, for sale during April 1996. During fiscal year 1998, the Company has up to $22 million of Class A units in CPYF IV available for sale, which will represent a source of liquidity and acquisition fee income for the Company. Two of the Company's PIFs, including CPYF IV, are using a portion of their available cash to purchase additional equipment from the Company. The Company expects to sell approximately $55 million of equipment to these PIFs during fiscal year 1998. Five of the Company's PIFs are in their liquidation stage and are no longer purchasing material amounts of equipment. For two of those PIFs, the Company is evaluating whether it would be in the best interests of Class A unit holders to accelerate the liquidation of the PIF's portfolio of leases. Should liquidation be accelerated, the Company will immediately realize its Class B investment in the PIFs.

     Inflation has not had a significant impact upon the operations of the Company.

III. New Accounting Pronouncements
     -----------------------------

     See Recently Issued Financial Accounting Standards under Note 1 to Notes to the Consolidated Financial Statements for a discussion about the impact of new accounting pronouncements on the Company's financial position or results of operations.

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

                                    18 of 23

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

(b)  Reports on Form 8-K
     -------------------

None

(c)  Exhibits
     --------

Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record as of the record date for its 1997 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

                                    19 of 23

Item No.                                                           Exhibit Index
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

                                    20 of 23

Item No.                                                           Exhibit Index
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

10.8(f) Extension and Amendment of Second Amended and Restated Dennis J. Lacey Executive Employment Agreement executed on July 1, 1997 and effective as of October 1, 1997, by and between Dennis J. Lacey, the Company and Capital Associates International, Inc. ("CAII") (the "Lacey Employment Agreement").

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

                                    21 of 23

Item No.                                                           Exhibit Index
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

10.53 Third Amendment to Credit Agreement and Notes, dated as of December 3, 1996, by and among Capital Associates International, Inc., borrower, the Lenders (as defined therein), Norwest Bank Colorado, National Association, as Agent and Norwest Equipment Finance, Inc., as Collateral Agent, incorporated by reference to Exhibit 10.53 of the November 30, 1996 Form 10-Q.

11        Statement regarding Computation of Per Share Earnings

21 List of Subsidiaries, incorporated by reference to Exhibit 21 of the May 31, 1996 Form 10-K.

23        Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule

                                    22 of 23

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CAPITAL ASSOCIATES, INC.

Dated:  August 12, 1997        By:  /s/Anthony M. DiPaolo
                                    ----------------------
                                    Anthony M. DiPaolo
                                    Senior Vice President and Chief
                                    Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates listed.

         Signature                                 Title
         ---------                                 -----


/s/James D. Walker               Chairman of the Board and Director
------------------
James D. Walker


/s/William H. Buckland           Director
----------------------
William H. Buckland


/s/James D. Edwards              Director
-------------------
James D. Edwards


/s/Gary M. Jacobs                Director
-----------------
Gary M. Jacobs


/s/Dennis J. Lacey               President, Chief Executive Officer and Director
------------------
Dennis J. Lacey



/s/Robert A. Sharpe              Director
-------------------
Robert A. Sharpe


/s/Joseph F. Bukofski            Assistant Vice President and Controller
---------------------            (Principal Accounting Officer)
Joseph F. Bukofski


                         Each of the above signatures is
                          affixed as of August 12, 1997

                                    23 of 23

                          INDEX OF FINANCIAL STATEMENTS
                                  AND SCHEDULE





                                                                          Page
                                                                          ----
Financial Statements
--------------------

     Independent Auditors' Report                                          F-2

     Consolidated Balance Sheets as of
           May 31, 1997 and 1996                                           F-3

     Consolidated Statements of Income for
           the Years Ended May 31, 1997, 1996 and 1995                     F-4

     Consolidated Statements of Changes in
           Stockholders' Equity for the Years
           Ended May 31, 1997, 1996 and 1995                               F-5

     Consolidated Statements of Cash Flows for
           the Years Ended May 31, 1997, 1996 and 1995                     F-6

     Notes to Consolidated Financial Statements                      F-7 to F-23


Schedule
--------

     Independent Auditors' Report                                         F-24

     Schedule II - Valuation and Qualifying
           Accounts and Reserves for the Years
           Ended May 31, 1997, 1996 and 1995                              F-25

                          INDEPENDENT AUDITORS' REPORT







The Stockholders and Directors
Capital Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Associates, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles.



                                           KPMG Peat Marwick LLP

                                           /s/ KPMG Peat Marwick LLP
                                           -------------------------



Denver, Colorado
July 11, 1997

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except shares and par value)

                                     ASSETS

                                                                 May 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------

Cash and cash equivalents                                $   6,194    $   2,851
Receivable from affiliated limited partnerships                726        1,849
Accounts receivable, net                                       417          945
Equipment held for sale or re-lease                          1,242          177
Residual values, net, arising from equipment under
   lease sold to private investors                           4,334        3,374
Net investment in direct finance leases                      7,700       14,967
Leased equipment, net                                       71,443       45,285
Investment in affiliated limited partnerships                6,642        8,759
Other                                                        3,674        3,497
Deferred income taxes                                        2,300        1,900
Discounted lease rentals assigned to lenders arising
   from equipment sale transactions                         41,845       43,907
                                                         ---------    ---------

                                                         $ 146,517    $ 127,511
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                       $  20,712    $  17,538
Accounts payable - equipment purchases                      30,231       14,071
Accounts payable and other liabilities                      10,607        9,272
Discounted lease rentals                                    61,466       63,749
                                                         ---------    ---------
                                                           123,016      104,630
                                                         ---------    ---------

Commitments and contingencies (Notes 10, 14 and 15)

Stockholders' equity:
   Common stock, $.008 par value, 15,000,000 shares
     authorized, 5,157,000 and 5,139,000 shares issued          32           32
   Additional paid-in capital                               16,897       17,026
   Retained earnings                                         6,854        6,121
   Treasury stock, at cost                                    (282)        (298)
                                                         ---------    ---------
     Total stockholders' equity                             23,501       22,881
                                                         ---------    ---------

                                                         $ 146,517    $ 127,511
                                                         =========    =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands, except shares and per share data)

                                                                             Year Ended May 31,
                                                              -------------------------------------------
                                                                 1997             1996            1995
                                                              ---------         ---------       ---------
Revenue:
   Equipment sales to affiliated limited partnerships         $  66,987         $  72,202       $  43,638
   Other equipment sales                                        137,558            94,040          37,732
   Leasing                                                       14,420            10,212           7,672
   Interest                                                       4,582             6,716          11,386
   Other                                                          3,987             3,511           4,516
                                                              ---------         ---------       ---------
   Total revenue                                                227,534           186,681         104,944
                                                              ---------         ---------       ---------

Costs and expenses:
   Equipment sales                                              200,018           161,797          70,866
   Leasing                                                        8,928             5,466           3,893
   Operating and other expenses                                   9,568             8,332          11,603
   Provision for losses                                             365               430           2,940
   Interest:
     Non-recourse debt                                            6,012             7,705          12,548
     Recourse debt                                                1,900             2,145           1,618
                                                              ---------         ---------       ---------
   Total costs and expenses                                     226,791           185,875         103,468
                                                              ---------         ---------       ---------

Net income before income taxes                                      743               806           1,476
Income tax expense                                                   10               202             360
                                                              ---------         ---------       ---------
Net income                                                    $     733         $     604       $   1,116
                                                              =========         =========       =========

Earnings per common and dilutive common equivalent share:
   Primary                                                    $     .14         $     .12       $     .21
                                                              =========         =========       =========

   Fully diluted                                              $     .14         $     .11       $     .21
                                                              =========         =========       =========

Weighted average number of common and dilutive common equivalent shares outstanding used in computing earnings per share:

   Primary                                                    5,403,000         5,186,000       5,325,000
                                                              =========         =========       =========

   Fully diluted                                              5,414,000         5,393,000       5,337,000
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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                              Common Stock          Additional                     Treasury Stock
                                          ---------------------      Paid-in       Retained       -----------------
                                           Shares       Amount       Capital       Earnings       Shares       Cost          Total
                                          ---------    --------     ----------     --------       ------       ----          -----

Balance at June 1, 1994                   4,880,000      $ 60        $ 16,689       $ 4,401       16,000     $  (51)       $ 21,099

Issuance of common stock under:
  -  incentive stock option plan             82,000         1              14             -            -          -              15
  -  non-qualified stock option plan        145,000         2             200             -            -          -             202
Income tax benefit from stock
  compensation                                    -         -              58             -            -          -              58
Net income                                        -         -               -         1,116            -          -           1,116
                                          ---------      ----        --------       -------      -------     ------        --------

Balance at May 31, 1995                   5,107,000        63          16,961         5,517       16,000        (51)         22,490

Issuance of common stock under:
  -  incentive stock option plan             27,000         -              19             -            -          -              19
  -  non-qualified stock option plan          5,000         -               6             -            -          -               6
Income tax benefit from stock
  compensation                                    -         -               9             -            -          -               9
One-for-two reverse stock split                   -        (31)            31             -            -          -               -
Purchase of treasury shares                       -         -               -             -      129,000       (247)           (247)
Net income                                        -         -               -           604            -          -             604
                                          ---------      ----        --------       -------      -------     ------        --------

Balance at May 31, 1996                   5,139,000        32          17,026         6,121      145,000       (298)         22,881

Issuance of common stock under:
  -  incentive stock option plan              6,000         -               4             -            -          -               4
  -  non-qualified stock option plan         12,000         -              10             -            -          -              10
Issuance of treasury shares upon
 exercise of incentive stock options              -         -             (16)            -       (5,000)        16               -
Income tax benefit from stock
  compensation                                    -         -              11             -            -          -              11
Non-employee stock option buyout                  -         -            (138)            -            -          -            (138)
Net income                                        -         -               -           733            -          -             733
                                          ---------      ----        --------       -------      -------     ------        --------

Balance at May 31, 1997                   5,157,000      $ 32        $ 16,897       $ 6,854      140,000     $ (282)       $ 23,501
                                          =========      ====        ========       =======      =======     ======        ========













                   The accompanying notes are an integral part of these consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                      Year Ended May 31,
                                                                                       --------------------------------------------
                                                                                         1997              1996             1995
                                                                                       ---------         ---------        ---------
Cash flows from operating activities:
  Net income                                                                           $     733         $     604        $   1,116
                                                                                       ---------         ---------        ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          9,634             6,182            4,860
    Recovery of investment in direct financing leases                                      3,786             6,362            6,913
    Cost of sales                                                                         15,693             8,995            4,813
    Provision for losses                                                                     365               430            2,940
    Deferred income taxes                                                                   (400)             (100)          (2,630)
    Deferred financing costs                                                                (100)             (118)            (594)
    Margin on MBank sale                                                                       -                 -           (6,100)
    MBank sale proceeds                                                                        -            10,800                -
    Gain on sale of a portion of the investment in Corporate Express, Inc.                     -                 -             (671)
    Sales-type lease margin                                                                  (69)             (191)            (765)
    Decrease (increase) in accounts receivable                                             1,651            (1,947)           1,062
    Other                                                                                  1,879            (1,427)           3,390
                                                                                       ---------         ---------        ---------
      Total adjustments                                                                   32,439            28,986           13,218
                                                                                       ---------         ---------        ---------
Net cash provided by operating activities                                                 33,172            29,590           14,334
                                                                                       ---------         ---------        ---------

Cash flows from investing activities:
  Equipment purchased for leasing                                                        (35,798)          (23,979)         (17,000)
  Investment in leased office facility and in capital expenditures                          (452)             (393)            (178)
  Net receipts from affiliated public income funds                                         1,810             1,222            1,961
  Sale of a portion of the investment in Corporate Express, Inc.                               -                 -              677
                                                                                       ---------         ---------        ---------
Net cash used for investing activities                                                   (34,440)          (23,150)         (14,540)
                                                                                       ---------         ---------        ---------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals                                              13,686             8,513            2,306
  Principal payments on discounted lease rentals                                         (12,125)           (5,821)          (9,219)
  Proceeds from sales of common stock                                                         14                25              217
  Purchase of treasury shares                                                                  -              (247)               -
  Purchase of non-employee stock options                                                    (138)                -                -
  Net borrowings (payments) on revolving credit facilities                                 7,507            (2,649)          13,638
  Payments on Term Loan                                                                   (4,333)           (4,333)          (7,885)
                                                                                       ---------         ---------        ---------
Net cash provided by (used for) financing activities                                       4,611            (4,512)            (943)
                                                                                       ---------         ---------        ---------
Net increase (decrease) in cash and cash equivalents                                       3,343             1,928           (1,149)
Cash and cash equivalents at beginning of year                                             2,851               923            2,072
                                                                                       ---------         ---------        ---------
Cash and cash equivalents at end of year                                               $   6,194         $   2,851        $     923
                                                                                       =========         =========        =========

Supplemental schedule of cash flow information:
  Recourse interest paid                                                               $   1,900         $   2,145        $   1,535
  Non-recourse interest paid                                                               1,514               983            1,112
  Income taxes paid                                                                          183             2,264            1,444
  Income tax refunds received                                                                602                83              923
Supplemental schedule of non-cash investing and financing activities:
  Discounted lease rentals assigned to lenders arising from equipment
    sales transactions                                                                    24,266            14,095            3,123
  Assumption of discounted lease rentals in lease acquisitions                            22,499            19,324            5,550
  Increase in residual values arising from equipment sale transactions                     1,130               897            2,727


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

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this is principally the estimate of residual values, as discussed below. Actual results could differ from those estimates.

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

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies, continued
    ------------------------------------------

    GENERAL ACCOUNTING PRINCIPLES, continued
    -----------------------------

    EQUIPMENT HELD FOR SALE OR RE-LEASE

    Equipment held for sale or re-lease, recorded at the lower of cost or market value less cost to sell, consists of equipment previously leased to end users which has been returned to the Company following lease expiration. The May 31, 1997 carrying value consists primarily of one aircraft.

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

    STOCK OPTION PLAN

    Prior to June 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future fiscal years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    During fiscal 1997, the Company adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations.

    SFAS No. 128, Earnings per Share ("SFAS No. 128"), which requires the disclosure of basic earnings per share and diluted earnings per share was issued during March 1997. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Therefore, the Company expects to adopt SFAS No. 128 in fiscal 1998 and anticipates it will not have a material impact on the Company's calculation of future earnings per share.

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

    The Company's accounting methods and their financial reporting effects are described below:


        Lease Inception

        DIRECT FINANCING LEASES ("DFLS") - The cost of equipment is recorded as net investment in DFLs. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded in leasing revenue in the accompanying consolidated statements of income. Initial direct costs ("IDC") are capitalized and amortized over the lease term in proportion to the recognition of earned income. Amortization of IDC is recorded as leasing costs in the accompanying consolidated statements of income. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee.


        OPERATING LEASES ("OLS") - The cost of equipment is recorded as leased equipment and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rentals. IDC are capitalized and amortized over the lease term in proportion to the recognition of rental income. Depreciation expense and amortization of IDC are recorded as leasing costs in the accompanying consolidated statements of income. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds) as determined by the Company. In estimating such values, the Company considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals is incurred on the interest method, profit is skewed toward lower returns in the early years of the term of an OL and higher returns in later years.

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

           INTEREST INCOME - Interest income, as shown in the accompanying consolidated statements of income, includes interest on discounted lease rentals assigned to lenders arising from equipment sale transactions.

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

1.  Summary of Significant Accounting Policies, continued
    ------------------------------------------

    GENERAL ACCOUNTING PRINCIPLES, continued
    -----------------------------

    EQUIPMENT LEASING AND SALES, continued

        Transactions Subsequent to Initial Lease Termination

        After the initial term of equipment under lease expires, the equipment is either sold or re-leased. When the equipment is sold, the remaining net book value of equipment sold is removed and gain or loss recorded. When the equipment is re-leased, the Company utilizes the sales-type method (described below) or the OL method (described above).

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

    ALLOWANCE FOR LOSSES

    An allowance for losses is maintained at levels determined by management to adequately provide for any other than temporary declines in asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which management believes are relevant, are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

    The Company evaluates the realizability of the carrying value of its investment in its PIFs based upon all estimated future cash flows from the PIFs. As a result of such analyses, certain distributions have been accounted for as a recovery of cost instead of income.

2.  Residual Values Arising from Equipment Under Lease Sold to Private Investors
    ----------------------------------------------------------------------------

    As of May 31, 1997 and 1996, the equipment types for which the Company recorded the present value of the estimated residual values arising from sales of equipment under lease to private investors were (in thousands):

           Description                                     1997          1996
           -----------                                   --------      --------

    Material handling                                    $ 1,869        $   876
    Furniture and fixtures                                 1,220          1,220
    Mining and manufacturing                                 881            922
    Aircraft                                                 160            136
    Other miscellaneous equipment                            204            220
                                                          ------        -------
    Total equipment residuals                            $ 4,334        $ 3,374
                                                         =======        =======

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Residual   Values  Arising  from  Equipment  Under  Lease  Sold  to  Private
    ----------------------------------------------------------------------------
    Investors, continued
    ---------

    Residual values arising from equipment under lease sold to private investors were net of an allowance for losses of $157,000 and $258,000 as of May 31, 1997 and 1996, respectively.

    In certain sale transactions, the Company agreed to hold backs related to the lessee's performance. Pursuant to such agreements, a portion of the sales proceeds was placed in an interest-bearing escrow account until such time as the performance objectives are met. Escrowed amounts related to these transactions were $642,000 and $645,000 at May 31, 1997 and 1996, respectively, and are included in other assets in the accompanying consolidated balance sheets.

    During fiscal year 1997, the Company received two promissory notes in connection with the settlement of litigation, which are also included in other assets in the accompanying consolidated balance sheets. The carrying values of these notes were $719,000 at May 31, 1997.

    Future payments from the sale proceeds hold backs and promissory notes are as follows (in thousands):


           Years ending                         Sales Proceeds       Promissory
              May 31,                             Hold Backs            Notes
           ------------                         --------------       ----------

               1998                               $    42             $   644
               1999                                    28                 483
               2000                                   730                  85
               2001                                     -                 661
               2002                                     -                 165
                                                  -------             -------
          Total payments                              800               2,038
          Less future interest income                (158)             (1,319)
                                                  -------             -------

          Carrying value at May 31, 1997          $   642             $   719
                                                  =======             =======


3.  Net Investment in DFLs
    ----------------------

    The components of the Company's net investment in DFLs as of May 31, 1997 and 1996 were (in thousands):

                                                       1997          1996
                                                    --------       --------

    Minimum lease payments receivable               $  8,133       $ 15,234
    Estimated residual values                            692          2,139
    IDC                                                   72            124
    Less unearned income                              (1,197)        (2,530)
                                                    --------       --------

                                                    $  7,700       $ 14,967
                                                    ========       ========

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Leased Equipment, net
    ---------------------

    The Company's investment in equipment under OLs, by major classes, as of May 31, 1997 and 1996 were (in thousands):

                                                         1997        1996
                                                       --------    --------

    Material handling equipment                        $ 25,083    $ 29,793
    Computers and peripheral computer equipment          21,776       3,220
    Other technology and communication equipment         21,701       8,807
    Furniture and fixtures                                7,227       3,825
    Other                                                 4,885       4,466
    Aircraft                                              1,327       4,901
    IDC                                                     831         487
                                                       --------    --------
                                                         82,830      55,499
    Less accumulated depreciation                       (10,680)     (9,094)
    Less allowance for losses                              (707)     (1,120)
                                                       --------    --------
                                                       $ 71,443    $ 45,285
                                                       ========    ========

    Depreciation on leased equipment was $8,662,000, $5,205,000 and $3,771,000 for fiscal years 1997, 1996 and 1995, respectively.

5.  Future Minimum Lease Payments
    -----------------------------

    Future minimum lease payments receivable from noncancelable leases on equipment owned by the Company as of May 31, 1997, are as follows (in thousands):

           Years Ending May 31,                        DFLs               OLs
           --------------------                      -------           --------

                1998                                 $ 3,297           $ 20,566
                1999                                   2,663             18,345
                2000                                   1,683             13,619
                2001                                     284              9,142
                2002                                     105              7,569
                Thereafter                               101              1,991
                                                     -------           --------
                                                     $ 8,133           $ 71,232
                                                     =======           ========

6.  Significant Customer and Concentration of Credit Risk
    -----------------------------------------------------

    During fiscal year 1997 and 1996, payments from one lessee accounted for 13% and 11%, respectively, of total leasing revenue. In addition, other equipment sales revenue related to equipment leased to that lessee accounted for 77% and 88% of total other equipment sales revenue during fiscal years
    1997 and 1996, respectively. No lessee accounted for 10% or more of the Company's revenues in fiscal year 1995.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Significant Customer and Concentration of Credit Risk, continued
    -----------------------------------------------------

    The Company leases various types of equipment to companies in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (i) companies that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (ii) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease. At May 31, 1997, substantially all equipment under OLs and DFLs owned by the Company was leased to companies meeting the above credit criteria.

7.  Discounted Lease Rentals
    ------------------------

    Discounted lease rentals outstanding at May 31, 1997 bear interest at rates between 5% to 15% with a weighted average rate of 8.8%. Aggregate maturities of such non-recourse obligations are (in thousands):

           Years Ending May 31:

                1998                                                  $ 33,418
                1999                                                    21,024
                2000                                                     6,711
                2001                                                       313
                                                                      --------
                                                                      $ 61,466
                                                                      ========

8.  Recourse Bank Debt
    ------------------

    The Company extended its recourse bank debt and revolving credit facilities (the "Bank Facility") on November 27, 1996. The lender group currently consists of Norwest Bank Colorado, National Association, Agent, Norwest Equipment Finance, Inc., Collateral Agent, The Sumitomo Bank, Limited and The First National Bank of Boston. The Borrower under the Bank Facility is Capital Associates International, Inc. ("CAII"), a wholly-owned subsidiary of the Company.

    The Bank Facility consists of three components, a term loan facility (the "Term Loan"), a revolving working capital credit facility (the "Working Capital Facility") and a revolving warehousing credit facility (the "Warehouse Facility"). The principal terms of the three facilities are as follows (in thousands):


                                                                    Working Capital
                                                 Term Loan             Facility          Warehouse Facility       Total Borrowings
                                             -----------------     -----------------    --------------------      ----------------

    Maturity Date                            November 30, 1997     November 30, 1997      November 30, 1997             N/A
    Maximum amount                                 N/A                 $ 7,500           Lesser of $ 22,805             N/A
                                                                                          or borrowing base
    Borrowings at May 31, 1997                   $ 2,167                     -                $ 18,545               $ 20,712
                                                 =======               -------                ========               ========

    Potential availability at May 31, 1997         N/A                 $ 7,500                $      -               $  7,500
                                                 =======               =======                ========               ========

    Borrowings at May 31, 1996                   $ 6,500               $     -                $ 11,038               $ 17,538
                                                 =======               =======                ========               ========

    Interest rate at May 31, 1997             Prime* plus .75%      Prime* plus .75%        Prime* plus .50%

    *    Agent's Prime at May 31, 1997 was 8.25%.


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Recourse Bank Debt, continued
    ------------------

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

    As of May 31, 1997, the Company was in compliance with the terms of the Bank Facility.


9.  Related Parties
    ---------------

    PIFs:

    The Company sponsors or co-sponsors seven PIFs (five of which purchased equipment under lease from the Company during fiscal year 1997). The Company, through its PIF general partner subsidiaries, acts as either a general partner or co-general partner of each PIF for which it receives general partner distributions and management fees. The Company, through CAII, also acts as the Class B limited partner of each PIF for which it receives Class B limited partner distributions. The Class B limited partner is required to make subordinated limited partnership investments in the PIFs. The Class B limited partner has a maximum remaining obligation to make further cash contributions of approximately $0.2 million, relating solely to CPYF IV. Amounts related to the PIFs were as follows (in thousands):

                                                     1997       1996      1995
                                                   --------   --------  --------

    Equipment sales margin                         $ 1,442    $ 1,539   $ 1,047
    Fees and distributions                           2,453      2,958     2,908
    Investment contributions in subordinated
    limited partnership interests                      280        260       230



    OTHER RELATED PARTIES

    MCC Financial acquired voting control of the Company during fiscal year 1996. Two executive officers of that company are directors of the Company and members of the Executive Committee of the Board of Directors of the Company. The Company has entered into various agreements with these directors for certain consulting fees and payments of other expenses. During fiscal years 1997 and 1996, the Company paid $810,000 and $387,000, respectively, under these agreements and for directors' fees, including in 1997, $150,000 for relocation expenses of one director (who is Chairman of the Board of Directors of the Company) in connection with his relocation to Company headquarters.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes
    ------------

    The components of the income tax expense (benefit) charged to continuing operations were (in thousands):

                                         1997         1996          1995
                                        ------       ------       --------
    Current:
      Federal                           $  240       $  653       $  1,990
      State and local                      170         (351)         1,000
                                        ------       ------       --------
                                           410          302          2,990
                                        ------       ------       --------
    Deferred:
      Federal                             (100)        (501)        (1,800)
      State and local                     (300)         401           (830)
                                        ------       ------       --------
                                          (400)        (100)        (2,630)
                                        ------       ------       --------
         Total tax provision            $   10       $  202       $    360
                                        ======       ======       ========

    Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax income from continuing operations as a result of the following:

                                                                                             1997           1996           1995
                                                                                            ------         ------         ------

    Computed "expected" tax expense                                                         $ 250          $ 272          $ 502
    State tax provisions, net of federal benefits                                              40             50             88
    Reduction in valuation allowance for deferred income tax assets                          (280)          (120)          (230)
                                                                                            -----          -----          -----
                                                                                            $  10          $ 202          $ 360
                                                                                            =====          =====          =====

    Income taxes are provided on income from continuing operations at the appropriate federal and state statutory rates applicable to such earnings.

    Components of income tax expense attributable to net income before income taxes is as follows (in thousands):


                                                                                          1997              1996             1995
                                                                                        --------          --------         --------
    Current:
      Taxes on net income before carryforwards                                           $  710            $  832          $  9,390
      Benefit of loss carryforwards utilized                                                  -                 -            (5,800)
      Benefit of investment tax credit ("ITC")
        carryforward utilized                                                              (300)             (530)             (600)
                                                                                         ------            ------          --------
                                                                                            410               302             2,990
                                                                                         ------            ------          --------
    Deferred:
      Tax effect of net change in temporary differences                                    (420)             (510)           (7,200)
      Loss carryforwards utilized                                                             -                 -             5,800
      ITC carryforward utilized                                                             300               530               600
      Alternative Minimum Tax ("AMT"), net of
        utilization of investment tax credit carryforward                                     -                 -            (1,600)
      Increase (decrease) in valuation allowance for
        deferred income tax assets                                                         (280)             (120)             (230)
                                                                                         ------            ------          --------
                                                                                           (400)             (100)           (2,630)
                                                                                         ------            ------          --------
    Provision for income taxes                                                           $   10            $  202          $    360
                                                                                         ======            ======          ========

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Income Taxes, continued
    ------------

    Significant components of the Company's deferred tax liabilities and assets as of May 31, 1997 and 1996, were as follows (in thousands):

                                                                                                            1997             1996
                                                                                                          --------         --------
    Deferred income tax liabilities:
      Direct finance leases accounted for as operating leases
        for income tax purposes, and equipment depreciation
        for tax purposes in excess of financial reporting depreciation                                   $      -          $  2,000
      Residual values and other receivables arising from equipment under lease sold to private investors recognized for financial
        reporting purposes, but not for tax reporting purposes                                              1,700             1,300
                                                                                                         --------          --------
          Total deferred income tax liabilities                                                             1,700             3,300
                                                                                                         --------          --------
    Deferred income tax assets:
      Other assets and liabilities, net                                                                       600             1,800
      Investment tax credit carryforwards                                                                   1,300             1,600
      AMT credit carryforwards                                                                              3,300             3,300
                                                                                                         --------          --------
          Total deferred income tax assets                                                                  5,200             6,700
    Valuation allowance for deferred income tax assets                                                     (1,200)           (1,500)
                                                                                                         --------          --------
          Net deferred income tax assets                                                                    4,000             5,200
                                                                                                         --------          --------

    Net deferred income tax asset                                                                        $  2,300          $  1,900
                                                                                                         ========          ========


    The Company has established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the ITC carryforward will be utilized prior to expiration. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets. The reduction in the valuation allowance recorded in fiscal 1997 of $280,000 represents the utilization of an ITC carryforward and receipt of a state income tax refund for which a valuation allowance had been provided. The reduction in the valuation allowance recorded in fiscal 1996 of $120,000, represents the utilization of an ITC carryforward for which a valuation allowance had previously been provided.

    At May 31, 1997, the Company has an ITC carryforward of $1.3 million, which expires from 1998 through 2001, and AMT credits of $3.3 million. Under present federal tax law, AMT credits may be carried forward indefinitely and may be utilized to reduce regular tax liability to an amount equal to AMT liability. Due to a change in control, provisions of the Internal Revenue Code limit the annual future ITC carryforward and AMT credit carryforward utilization to approximately $300,000 per year.


11. Common and Preferred Stock
    --------------------------

    The Company has authority to issue 2,500,000 shares of preferred stock at $0.008 par value. At May 31, 1997, no shares of preferred stock had been issued.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Stock Options
    -------------

    The Company has a qualified incentive stock option plan whereby stock options may be granted to employees to purchase shares of the Company's common stock at prices equal to the market price of the Company's stock on date of grant. The Company has a non-qualified plan covering all directors except the CEO. Common stock received through the exercise of qualified incentive stock options which are sold by the optionee within two years of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee.

    Effective on May 31, 1996, the Company purchased 401,000 outstanding options issued to current employees at a cost to the Company of $557,000, which was equal to the difference of $2.45 and the exercise price of each option purchased. The cost was included in operating and other expenses in the accompanying consolidated statements of income for the fiscal year ended May 31, 1996.

    During July 1996, the Company purchased 104,000 outstanding options issued to non-employees at a cost to the Company of $138,000, which was equal to the difference of $2.45 and the exercise price of each option purchased. The cost was reflected as a charge to additional paid-in capital in the accompanying May 31, 1997 consolidated balance sheets.

    The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly and since the Company awards stock options at fair market value, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net income and earnings per common and dilutive common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                         1997             1996
                                                       ---------       ---------

    Net income                         As Reported     $ 733,000       $ 604,000
                                       Pro forma       $ 667,000       $ 576,000

    Primary earnings per share         As Reported     $    0.14       $    0.12
                                       Pro forma       $    0.12       $    0.11

    Fully diluted earnings per share   As Reported     $    0.14       $    0.11
                                       Pro forma       $    0.12       $    0.11

    For purposes of calculating the compensation cost in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: no dividend yield; expected volatility of 111% and 164%; risk free interest rates of 6.58% and 6.40%; and expected lives of five years.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stock Options, continued
    -------------

    Additional information on shares subject to options is as follows:

                                                         1997                       1996                          1995
                                               ----------------------     -------------------------    -------------------------
                                                            Weighted-                     Weighted-                    Weighted-
                                                 Number      average        Number         average      Number          average
                                                  of         exercise         of           exercise       of            exercise
                                                options       price         options         price       options          price
                                               ---------    ---------     -----------     ---------    ----------      ---------

      Outstanding at beginning of year           693,000     $ 1.23        1,047,000       $ 1.10       1,132,000       $ 1.02
      Granted                                     90,000       2.88          130,000         1.62         246,000         1.63
      Exercised                                  (19,000)       .81          (32,000)         .94        (227,000)         .96
      Purchased                                 (104,000)      1.13         (401,000)         .94               -            -
      Forfeited                                  (11,000)      2.10          (51,000)        1.24        (104,000)        1.83
                                               ---------                  ----------                   ----------
      Outstanding at the end of the year         649,000       1.47          693,000         1.23       1,047,000         1.10
                                               =========                  ==========                   ==========

      Options exercisable at year-end            606,000                     641,000                      835,000
      Weighted-average fair value of options
           granted during the year             $    2.35                  $     1.53


    The following table summarizes information about stock options outstanding at May 31, 1997:

                                 Options outstanding         Options exercisable
                         -------------------------------    --------------------
                                    Weighted-
                                    average     Weighted                Weighted
                          Number   remaining    average     Number      average
        Range of           of      contractual  exercise      of        exercise
     exercise prices     options      life        price     options      price
    -----------------    -------   -----------  --------    -------     --------

     $ 0.01 - $ 1.00     128,000    4.5 years    $ 0.71     128,000      $ 0.71
     $ 1.01 - $ 2.00     375,000    5.0 years      1.29     373,000        1.29
     $ 2.01 - $ 3.00     146,000    8.0 years      2.62     105,000        2.48
                         -------                            -------
                         649,000    5.5 years      1.47     606,000        1.37
                         =======                            =======


13. Quarterly Financial Data (unaudited)
    ------------------------------------

    The following information has not been reviewed by the Company's independent auditors. Summarized quarterly financial data for the years ended May 31, 1997 and 1996 are (in thousands, except per share data):


                               Total          Net        Income Per Common and
    Fiscal year 1997:         Revenue       Income      Common Equivalent Share
    -----------------         -------       ------      -----------------------

    First quarter             $ 36,967      $ 138            $   .03
    Second quarter              69,611        246                .05
    Third quarter               74,002        298                .06
    Fourth quarter              46,954         51                .01

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13. Quarterly Financial Data (unaudited), continued
    ------------------------------------

                               Total          Net        Income Per Common and
    Fiscal year 1996:         Revenue       Income      Common Equivalent Share
    -----------------         -------       ------      -----------------------

    First quarter             $ 31,210      $  57             $   .01
    Second quarter              33,718         60                 .01
    Third quarter               59,089        136                 .03
    Fourth quarter              62,664        351                 .07


14. Legal Proceedings
    -----------------

    The Company is involved in the following legal proceedings:

    a. The Company is involved in certain arbitration proceedings pursuant to the requirements of the National Association of Securities Dealers ("NASD"), representing three claims against CAI Securities Corporation, a wholly owned subsidiary of the Company. All three claims allege breach of fiduciary duty, breach of contract, negligence and misrepresentation with regard to the sale of limited partnership units in Leastec Income Fund V ("LIFV"), a limited partnership whose general partner is an affiliate of the Company. The three claims involve investments in LIFV of approximately $625,000 and seek damages of $838,000 and special punitive and exemplary damages (one claim specifies $1,500,000 in such damages while the other two claims do not specify an amount). All three claims have been brought by the same company on behalf of three investors. Management has been of the belief that it has good and substantial defenses against these claims and that the Company's subsidiary will prevail. In July 1997, one of the cases, seeking $500,000 in damages and $1,500,000 in punitive damages, was heard by an NASD arbitration panel and that arbitration panel has now determined that there was no breach of fiduciary duty, no breach of contract, no negligence and no misrepresentation with regard to the sale of limited partnership units of LIFV and the subsequent financial reporting thereof and that no award is due the claimant under any of his claims. The claimant was assessed $7,300 in forum fees by the NASD for the arbitration proceeding.

    b. The Company is involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company


15. Commitments
    -----------

    The Company leases office space under long-term and short-term non-cancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $502,000, $425,000 and $783,000 for fiscal years 1997, 1996 and
    1995, respectively.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments, continued
    -----------

    Minimum future rental payments required by such leases are as follows (in thousands):

           Year Ending May 31,

              1998                                      $   452
              1999                                          395
              2000                                          367
                                                        -------
                                                        $ 1,214
                                                        =======

16. Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

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

    The carrying amounts at May 31, 1997 for cash and cash equivalents, accounts receivable, recourse bank debt, accounts payable-equipment purchases and accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

    As of May 31, 1997, discounted lease rentals and discounted lease rentals assigned to lenders arising from equipment sale transactions of $61,466,000 and $41,845,000, respectively, have fair values of $57,817,000 and $39,361,000, respectively. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of May 31, 1997.

                          INDEPENDENT AUDITORS' REPORT









The Stockholders and Directors
Capital Associates, Inc.:

Under date of July 11, 1997, we reported on the consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1997, as contained in the Company's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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





                                     KPMG Peat Marwick LLP

                                     /s/KPMG Peat Marwick LLP
                                     ------------------------

Denver, Colorado
July 11, 1997

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                 for the years ended May 31, 1997, 1996 and 1995
                                 (in thousands)



      COLUMN A                                COLUMN B                   COLUMN C                   COLUMN D        COLUMN E
      --------                               ----------      -------------------------------      ------------     ---------
                                             Balance at       Charged to            Charged                         Balance
                                             Beginning        Costs and             to Other                       at End of
     Description                             of Period        Expenses              Accounts      Deductions(1)      Period
     -----------                             ---------       -----------            --------      -------------    ---------

Year ended May 31, 1997:
------------------------
Allowance for doubtful accounts:
-  accounts receivable                        $    44        $     -                 $    -         $    (14)       $    30
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors          258              -                      -             (101)           157
-  leased equipment                             1,120            365                      -             (778)           707
                                              -------        -------                 ------         --------        -------
                                              $ 1,422        $   365                 $    -         $   (893)       $   894
                                              =======        =======                 ======         ========        =======


Year ended May 31, 1996:
------------------------
Allowance for doubtful accounts:
-  accounts receivable                        $    48        $     -                 $    -         $     (4)       $    44
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors        1,654            524                      -           (1,920)           258
-  leased equipment                             2,416            (94)(2)                  -           (1,202)         1,120
                                              -------        -------                 ------         --------        -------

                                              $ 4,118        $   430                 $    -         $ (3,126)       $ 1,422
                                              =======        =======                 ======         ========        =======
Year ended May 31, 1995:
------------------------
Allowance for doubtful accounts:
-  accounts receivable                        $   343        $     -                 $ (260)        $    (35)       $    48
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors        6,934            532                      -           (5,812)         1,654
-  leased equipment                             1,741          2,408                      -           (1,733)         2,416
                                              -------        -------                 ------         --------        -------

                                              $ 9,018        $ 2,940                 $ (260)        $ (7,580)       $ 4,118
                                              =======        =======                 ======         ========        =======



(1)      Principally charge-offs of assets against the established allowances.

(2)      Includes $750,000 recovery from litigation settlement.







                 See accompanying independent auditors' report.

                                                                      Exhibit 11

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                    COMPUTATION OF PRIMARY EARNINGS PER SHARE


                                                     Year Ended May 31,
                                            -----------------------------------
                                              1997          1996        1995
                                            ---------   ----------  -----------

Shares outstanding at
  beginning of period                       4,994,000    5,091,000    4,864,000

Repurchases of common stock                         -     (129,000)           -

Shares issued during the
  period (weighted average)                    10,000       25,000      188,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                          729,000      999,000      953,000

Less shares assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                         (266,000)    (626,000)    (680,000)

Effect of non-employee stock option buyout    (64,000)           -            -

Effect of employee stock option buyout              -     (174,000)           -
                                            ---------    ---------  -----------

Total shares, primary                       5,403,000    5,186,000    5,325,000
                                            =========    =========  ===========

Net income                                  $ 733,000    $ 604,000  $ 1,116,000
                                            =========    =========  ===========

Income per common and common
  equivalent share, primary                 $     .14    $     .12  $       .21
                                            =========    =========  ===========

                                                                      Exhibit 11

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                 COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE

                                                     Year Ended May 31,
                                            -----------------------------------
                                              1997         1996        1995
                                            ---------   ----------  -----------

Shares outstanding at
  beginning of period                       4,994,000    5,091,000    4,864,000

Repurchases of common stock                         -     (129,000)          -

Shares issued during the period
  (weighted average)                           10,000       25,000      188,000

Dilutive shares contingently issuable
  upon exercise of options
  (weighted average)                          729,000      999,000      953,000

Less shares assumed to have been
  purchased for treasury with assumed
  proceeds from exercise of stock options
  (weighted average)                         (248,000)    (338,000)    (668,000)

Effect of non-employee stock option buyout    (71,000)           -            -

Effect of employee stock option buyout              -     (255,000)            -
                                            ---------    ---------  -----------

Total shares, fully diluted                 5,414,000    5,393,000    5,337,000
                                            =========    =========  ===========


Net income                                  $ 733,000    $ 604,000  $ 1,116,000
                                            =========    =========  ===========

Income per common and common
     equivalent share, fully diluted        $     .14    $     .11  $       .21
                                            =========    =========  ===========