Form 10-Q
period 1997-08-31
CAPITAL ASSOCIATES INC
filed 1997-10-03
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

The number of shares outstanding of the Registrant's $.008 par value common stock at September 30, 1997, was 5,023,206.



                             Exhibit Index - Page 15



                                     1 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER


  Item 1.   Financial Statements (Unaudited)

            Consolidated Balance Sheets - August 31, 1997 and May 31, 1997   3

            Consolidated Statements of Income - Three Months Ended
                     August 31, 1997 and 1996                                4

            Consolidated Statements of Cash Flows - Three Months Ended
                     August 31, 1997 and 1996                                5

            Notes to Consolidated Financial Statements                       6


  Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7 - 14


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                              15

  Item 6.   Exhibits and Reports on Form 8-K                               15

            Exhibit Index                                                  16

            Signature                                                      18


                                     2 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                           August 31,   May 31,
                                                              1997       1997
                                                           ----------  --------

Cash and cash equivalents                                  $   5,331  $   6,194
Receivables from affiliated limited partnerships                 520        726
Accounts receivable, net                                         462        417
Equipment held for sale or re-lease                              891      1,242
Residual values and other receivables arising from
    equipment under lease sold to private investors            4,734      4,334
Net investment in direct finance leases                        7,002      7,700
Leased equipment, net                                         64,300     71,443
Investments in affiliated limited partnerships                 5,874      6,642
Other                                                          3,776      3,674
Deferred income taxes                                          2,300      2,300
Discounted lease rentals assigned to lenders
    arising from equipment sale transactions                  35,181     41,845
                                                           ---------  ---------
                                                           $ 130,371  $ 146,517
                                                           =========  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                         $  16,613  $  20,712
Accounts payable - equipment purchases                        25,373     30,231
Other liabilities                                              8,478     10,607
Discounted lease rentals                                      56,265     61,466
                                                           ---------  ---------
                                                             106,729    123,016
                                                           ---------  ---------
Stockholders' equity:
    Common stock                                                  32         32
    Additional paid-in capital                                16,897     16,897
    Retained earnings                                          6,994      6,854
    Treasury stock                                              (281       (282)
                                                           ---------  ---------
Total stockholders' equity                                    23,642     23,501
                                                           ---------  ---------
                                                           $ 130,371  $ 146,517
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

                                     3 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                                          Three Months Ended
                                                        -----------------------
                                                        August 31,   August 31,
                                                           1997         1996
                                                        ----------   ----------
Revenue:
   Equipment sales to affiliated limited
     partnerships                                       $   11,382   $   12,433
   Other equipment sales                                    24,475       18,603
   Leasing                                                   4,417        3,976
   Interest                                                    955        1,178
   Other                                                       809          777
                                                        ----------   ----------
Total revenue                                               42,038       36,967
                                                        ----------   ----------

Costs and expenses:
   Equipment sales                                          34,537       30,132
   Leasing                                                   2,804        2,084
   Operating and other expenses                              2,490        2,512
   Provision for losses                                        170           25
Interest:
   Non-recourse debt                                         1,349        1,551
   Recourse debt                                               500          479
                                                        ----------   ----------
Total costs and expenses                                    41,850       36,783
                                                        ----------   ----------

Net income before income taxes                                 188          184
Income tax expense                                              47           46
                                                        ----------   ----------
Net income                                              $      141   $      138
                                                        ==========   ==========

Earnings per common and dilutive common
   equivalent share                                     $     0.03   $     0.03
                                                        ==========   ==========

Weighted average number of common and dilutive
   common equivalent shares outstanding used in
   computing earnings per share                          5,357,000    5,325,000
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

                                     4 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Three Months Ended
                                                        -----------------------
                                                        August 31,   August 31,
                                                           1997         1996
                                                        ----------   ----------


Net cash provided by operating activities               $ 14,920      $ 15,593
                                                        --------      --------

Cash flows from investing activities:
  Equipment purchased for leasing                        (14,575)      (13,876)
  Investment in leased office facility and capital
    expenditures                                            (206)          (88)
  Net receipts from affiliated limited partnerships          643           246
                                                        --------      --------
Net cash used for investing activities                   (14,138)      (13,718)
                                                        --------      --------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals               4,920             -
  Principal payments on discounted lease rentals          (2,467)       (2,092)
  Proceeds from sales of common stock                          1             6
  Purchase of non-employee stock options                       -          (138)
  Net borrowings (payments) on revolving credit
    facilities                                            (3,015)        1,112
  Payments on Term Loan                                   (1,084)       (1,083)
                                                        --------      --------
Net cash used for financing activities                    (1,645)       (2,195)
                                                        --------      --------

Net decrease in cash and cash equivalents                   (863)         (320)
Cash and cash equivalents at beginning of period           6,194         2,851
                                                        --------      --------
Cash and cash equivalents at end of period              $  5,331      $  2,531
                                                        ========      ========

Supplemental schedule of cash flow information:
  Recourse interest paid                                $    500      $    479
  Non-recourse interest paid                                 394           369
  Income taxes paid                                           77            59
  Income tax refunds received                                 67           297
Supplemental schedule of non-cash investing and
  financing activities:
  Increase in residual values and other receivables
    relating to equipment sale transactions                   19           348
  Discounted lease rentals assigned to lenders
    arising from equipment sales transactions                949             -


                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.  Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 (the "1997 Form 10-K"), previously filed with the Securities and Exchange Commission.

    The balance sheet at May 31, 1997 has been derived from the audited financial statements included in the Company's 1997 Form 10-K.








                                     6 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.    Results of Operations
      ---------------------

      GENERAL COMMENTS

      During the three months ended August 31, 1997 the Company reported net income of $141,000 representing its twenty-first consecutive profitable quarter.

      Operating results are subject to fluctuations resulting from several factors, including (i) the seasonality of lease originations, (ii) variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs or OLs, or are sold for fee income and (iii) the level of fee income obtained from the sale of leases in excess of lease equipment cost. The Company will adjust its mix of OLs and DFLs and volume of leases sold to private investors from time to time, when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration, residual risk and its fiduciary duty to originate leases for its PIFs.

      Because the Company finances its lease transactions with recourse and non-recourse debt, the ultimate profitability of leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate ("rate spread"). Certain of the Company's competitors have access to lower cost funds than the Company. However, the Company has developed relationships with various private investors and formed various strategic alliances with investors that have a lower cost of capital enabling the Company to originate and sell leases at competitive prices. Currently, as a result of the present relatively low interest rate environment and resulting relatively low lease rates, the Company sells the majority of leases it originates to private investors having a lower cost of capital than the Company.

      LEASE ORIGINATIONS

      In the ordinary course of business, the Company will continue to (1) sell new lease originations to its PIFs (to the extent the PIFs have funds available for such purpose) or private investors and (2) sell seasoned lease transactions (previously originated leases held in the Company's portfolio) to private investors. Presented below is a schedule showing new lease originations volume and the placement of new lease originations during the three-month period ended August 31, 1997 as compared to the comparable period for fiscal year 1997 (in thousands).

                                                          Three Months Ended
                                                        -----------------------
                                                        August 31,   August 31,
                                                           1997         1996
                                                        ----------   ----------

      Placement of lease originations:
        Equipment under lease sold to PIFs                $11,000      $11,000
        Equipment under lease sold to private
          investors                                        14,000       13,000
        Leases added to the Company's lease
          portfolio (a significant portion of
          which will be sold during fiscal year 1998)       8,000       18,000
                                                          -------      -------
      Total lease origination volume                      $33,000      $42,000
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


      INTERIM FINANCIAL RESULTS

      Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income (in thousands), prepared solely to facilitate the discussion of results of operations that follows.






                                     8 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


I.    Results of Operations, continued
      ---------------------

      INTERIM FINANCIAL RESULTS, continued

                                          Condensed Consolidated      The effect
                                         Statements of Income for       on net
                                          the Three Months Ended      net income
                                         August 31,    August 31,    of changes
                                         ----------    ----------     between
                                           1997           1996         years
                                         ----------    ----------    ----------

      Equipment sales margin              $ 1,320      $   904       $   416
      Leasing margin (net of interest
        expense on discounted lease
        rentals)                            1,219        1,519          (300)
      Other income                            809          777            32
      Operating and other expenses         (2,490)      (2,512)           22
      Provision for losses                   (170)         (25)         (145)
      Interest expense on recourse debt      (500)        (479)          (21)
      Income taxes                            (47)         (46)           (1)
                                          -------      -------       -------
      Net income                          $   141      $   138       $     3
                                          =======      =======       =======

      EQUIPMENT SALES

      Equipment sales revenue (and the related equipment sales margin) consists of the following (in thousands):

                                                                            Three Months Ended
                                                                 -------------------------------------------    Increase
                                                                   August 31, 1997        August 31, 1996      (Decrease)
                                                                 ------------------     --------------------  ---------------
                                                                 Revenue     Margin     Revenue     Margin    Revenue  Margin
                                                                 -------     ------     -------     ------    -------  ------
      Transactions during initial lease term:
        Equipment under lease sold to PIFs                      $ 11,382    $   266    $ 12,433      $ 272
        Equipment under lease sold to private investors           23,768        432      18,488        365
                                                                --------    -------    --------      -----
                                                                  35,150        698      30,921        637    $ 4,229   $  61
                                                                --------    -------    --------      -----    -------   -----
      Transactions subsequent to initial lease termination:
        Sales of off-lease equipment                                 128         43         224        127
        Excess collections (cash collections in excess of the
          associated residual value from equipment under
          lease sold to private investors)                           579        579         140        140
                                                                --------    -------    --------      -----
                                                                     707        622         364        267        343     355
        Deduct related provision for losses                            -       (170)          -        (25)         -    (145)
                                                                --------    -------    --------      -----    -------   -----
        Realizations of value in excess of provision for losses      707        452         364        242        343     210
        Add back related provision for losses                          -        170           -         25          -     145
                                                                --------    -------    --------      -----    -------   -----
                                                                     707        622         364        267        343     355
                                                                --------    -------    --------      -----    -------   -----
      Total equipment sales                                     $ 35,857    $ 1,320    $ 31,285      $ 904    $ 4,572   $ 416
                                                                ========    =======    ========      =====    =======   =====


                                     9 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      EQUIPMENT SALES

      Equipment Sales to PIF's
      ------------------------

      Equipment sales to the PIFs decreased during the three months ended August 31, 1997 as compared to the comparable period in fiscal year 1997 and are expected to decrease further in the remainder of fiscal year 1998 because during 1997 three of the PIFs entered the planned liquidation stage. Once a PIF enters the liquidation stage, it no longer acquires equipment under lease. Presently, two PIFs are actively acquiring leases compared to four PIFs which were actively acquiring leases in 1996.


      Equipment Sales to Private Investors
      ------------------------------------

      Equipment sales to private investors increased principally because more leases were identified and closed as a result of increased productivity of the field lease originations team. The increased volume of the field lease originators is primarily due to (i) the Company's efforts to improve its marketing activities, including focusing on customer relationships and vertical integration (i.e., the development of specialized equipment and remarketing expertise) and (ii) the establishment of a strategic alliance with an investor having a lower cost of capital enabling the Company to originate and sell leases at competitive prices.

      During the three months ended August 31, 1997 and 1996, payments from one lessee accounted for 11% and 7%, respectively, of total leasing revenue. In addition, other equipment sales revenue related to equipment leased to that lessee accounted for 33% and 63% of total other equipment sales revenue during the three months ended August 31, 1997 and 1996, respectively.


      Remarketing of the Portfolio and Related Provision for Losses
      -------------------------------------------------------------

      The Company has been successful in realizing gains on the remarketing of its equipment after the initial lease term for the past twenty-one consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing after the expiration of the initial lease term) is recorded as provision for losses. As shown in the table above, the realizations from sales exceeded the provision for losses during the three month period ended August 31, 1997 and August 31, 1996, even without considering realizations from remarketing activities recorded as leasing margin.




                                    10 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      EQUIPMENT SALES, continued

      Remarketing of the Portfolio and Related Provision for Losses, continued
      -------------------------------------------------------------

      Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessee, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will continue to be installed in place at the end of the initial lease term. The nature of the Company's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business it will incur losses arising from these exposures. The Company performs ongoing quarterly assessments of its assets to identify other than temporary losses in value. The Company's policy is to record allowances for losses as soon as any other- than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses.

      Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. As shown in the table above,
      (i) because the Company sold substantially all new lease originations to its PIFs or private investors and retained very few lease originations for its own account during the fiscal years preceding fiscal year 1995, and
      (ii) in accordance with GAAP, the Company does not consolidate the results of its PIFs, generally fewer leases have matured and less equipment has been available for remarketing each quarter since May 31, 1993. However, revenue from remarketing sales increased during the three months ended August 31, 1997, as compared to the comparable period in fiscal 1997 primarily due to the sale of investor-owned grocery store furniture and fixtures on which the Company had a retained residual interest. Although fluctuations will occur as discussed in the preceding sentence, in general, remarketing revenue and margin are expected to remain at levels which are lower than fiscal 1996 and prior years. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years).

      The provision for losses recorded during the first three months of fiscal 1998 primarily related to the following:

      * Other-than-temporary declines in the value of equipment which occurred primarily because lessees returned equipment to the Company at the end of lease. The Company had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is considerably less than was anticipated, and

                                    11 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      EQUIPMENT SALES, continued

      Remarketing of the Portfolio and Related Provision for Losses, continued
      -------------------------------------------------------------

      * The anticipated sale of an off-lease commuter aircraft. The Company engaged an expert third-party commuter aircraft remarketer (MCC Financial) to remarket the aircraft. That agent determined that the aircraft could be released within a reasonable remarketing period for an amount that would recover the Company's full carrying value over time, or sold for cash immediately but at a book loss. The Company has elected to sell the aircraft immediately after determining that the proceeds could be more effectively redeployed in its vertical integration activities and for the equity portion of a potential financing program for leases. The provision for loss reflects a sales offer the Company has received, and a sale is expected to occur during second quarter fiscal 1998.

      The provision for losses recorded during the first three months of fiscal 1997 did not relate to any significant items because no significant other-than-temporary declines in the value of the equipment were identified in the quarterly assessments of the Company's assets.


      LEASING MARGIN

      Leasing margin consists of the following (in thousands):

                                                          Three Months Ended
                                                       -------------------------
                                                       August 31,     August 31,
                                                         1997            1996
                                                       ----------     ----------

      Leasing revenue                                    $ 4,417        $ 3,976
      Leasing costs and expenses                          (2,804)        (2,084)
      Net non-recourse interest expense on related
        discounted lease rentals                            (394)          (373)
                                                         -------        -------

        Leasing margin                                   $ 1,219        $ 1,519
                                                         =======        =======

        Leasing margin ratio                                  28%            38%
                                                         =======        =======

      The increase in leasing revenue and leasing costs during the three months ended August 31, 1997, compared to the comparable period of fiscal 1997 is primarily due to growth in the Company's lease portfolio.



                                    12 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      LEASING MARGIN, continued

      Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Company's lease portfolio, and (iv) the relative age and types of leases in the portfolio (operating leases have a relatively lower leasing margin early in the lease term and an increasing leasing margin as the term passes. The majority of leases added to CAI's portfolio have been operating leases). Interest expense arising from non-recourse bank debt (discounted lease rentals) is reflected in leasing margin, but interest arising from the warehouse facility is not reflected in leasing margin. Leasing margin and the related leasing margin ratio decreased primarily as a result of a decrease in the number of leases in the remarketing phase and a related decline in the amount of remarketing rents.

      OTHER INCOME

      Other Income consists of the following (in thousands):

                                                            Three Months Ended
                                                         -----------------------
                                                         August 31,   August 31,
                                                           1997          1996
                                                         ----------   ----------

      Fees and distributions from the
        Company-sponsored PIFs                                 $680        $589
      Interest on income tax refunds                              -         103
      Other                                                     130          85
                                                               ----        ----
                                                               $810        $777
                                                               ====        ====

      OPERATING AND OTHER EXPENSES

      The aggregate amount of operating and other expenses were unchanged for the three months ended August 31, 1997 when compared to the comparable period ended August 31, 1996. Salaries and wages increased approximately $100,000 due primarily to an increase in sales and marketing personnel (the Company has 25 sales and marketing employees as of August 31, 1997 compared to 17 as of August 31, 1996), offset by non-recurring costs associated with the relocation of the Company's Chairman of the Board incurred in the quarter ended August 31, 1996.

      INTEREST INCOME AND EXPENSE

      Interest income arises when equipment financed with non-recourse debt is sold to investors. The accompanying Consolidated Statements of Income reflect an equal amount of non-recourse interest expense. The decline in interest income (and the related non-recourse interest expense) reflects a decline in the average outstanding balance of non-recourse debt with respect to equipment sold to investors.

                                    13 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      INCOME TAXES

      Income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%, adjusted for utilization of the Company's ITC carryforward (see Note 10 to Notes to the Consolidated Financial Statements to the 1997 Form 10-K).


II.   Liquidity and Capital Resources
      -------------------------------

      The Company's Bank Facility extends through November 30, 1997. The Company is presently negotiating a new Bank Facility which it expects to close prior to November 30, 1997.

      Currently the Company is offering units of CPYF-IV for sale to the public. Through August 31, 1997, the Company sold $36.3 million of Class A units of CPYF-IV. For the remainder of the offering period for CPYF-IV (which ends in April 1998), the Company has $13.7 million of Class A units in CPYF-IV available for sale, which represent a source of financing for the placement of lease originations and acquisition fee income to the Company.


III.  "Safe Harbor" Statement Under the Private Securities Litigation Reform Act
      --------------------------------------------------------------------------
      of 1995
      -------

      The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Company's business are discussed in detail throughout Item 2 of this report and Parts I and II of the 1997 Form 10-K when and where applicable.

                                    14 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         (a)      OTHER.   The  Company  is  involved  in  other  routine  legal
                  proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.       Exhibits
                  --------

         b.       Reports on Form 8-K
                  -------------------

                  None


                                    15 of 18

Item No.                               Exhibit Index
--------                               -------------

10.54 Fourth Amendment to Credit Agreement and Notes, dated as of July 3, 1997, by and among Capital Associates International, Inc., borrower, the Lenders (as defined therein), Norwest Bank Colorado, National Association, as Agent and Norwest Equipment Finance, Inc., as Collateral Agent.

10.55 Consulting Agreement, effective as of June 1, 1996 by and among the Company CAII and William H. Buckland.

10.56 Consulting Agreement, effective as of June 1, 1996 by and among the Company CAII and James D. Walker.

10.57 Residual Sharing Note, dated as of June 1, 1997 by and among the Company CAII and William H. Buckland.

10.58 Residual Sharing Note, dated as of June 1, 1997 by and among the Company CAII and James D. Walker.

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





                                    16 of 18

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                                          Three Months Ended
                                                      --------------------------
                                                       August 31,     August 31,
                                                         1997            1996
                                                      ------------    ----------

Shares outstanding at beginning of period              5,016,000      4,994,000

Shares issued during the period
  (weighted average)                                           -          2,000

Dilutive shares contingently issuable upon
  exercise of options (weighted average)                 679,000        720,000

Less shares assumed to have been purchased
  for treasury with assumed proceeds from
  exercise of stock options (weighted average)          (338,000)      (327,000)

Effect of non-employee stock option buy-out                    -        (64,000)
                                                     -----------    -----------

Total shares, primary                                  5,357,000      5,325,000
                                                     ===========    ===========

Net income                                           $   141,000    $   138,000
                                                     ===========    ===========

Income per common and common
  equivalent share, primary                          $      0.03    $      0.03
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



                                           CAPITAL ASSOCIATES, INC.
                                           Registrant


Date:  October 3, 1997                      By: /s/Anthony M. DiPaolo
                                                ---------------------
                                                Anthony M. DiPaolo,
                                                Senior Vice-President and
                                                Chief Financial Officer


























                                    18 of 18