Form 10-Q
period 1997-11-30
CAPITAL ASSOCIATES INC
filed 1998-01-20
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's $.008 par value common stock at January 16, 1998, was 5,077,007.



                             Exhibit Index - Page 18



                                     1 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                          PAGE
PART I.   FINANCIAL INFORMATION                                          NUMBER

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets - November 30, 1997
                and May 31, 1997                                            3

              Consolidated Statements of Income - Three and Six
                Months Ended November 30, 1997 and 1996                     4

              Consolidated Statements of Cash Flows -
                Six Months Ended November 30, 1997 and 1996                 5

              Notes to Consolidated Financial Statements                  6 - 7


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8 - 16


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                            17

     Item 6.  Exhibits and Reports on Form 8-K                             17

              Exhibit Index                                                18

              Signature                                                    20


                                     2 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                          November 30,   May 31,
                                                              1997        1997
                                                          -----------   --------

Cash and cash equivalents                                 $  9,861     $  6,194
Receivables from affiliated limited partnerships               437          726
Accounts receivable, net                                     2,936          417
Equipment held for sale or re-lease                          2,196        1,242
Residual values and other receivables arising from
  equipment under lease sold to private investors            2,908        4,334
Net investment in direct finance leases                     19,033        7,700
Leased equipment, net                                       71,647       71,443
Investments in affiliated limited partnerships               6,577        6,642
Deferred income taxes                                        2,300        2,300
Other assets                                                 5,631        3,674
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                  35,000       41,845
                                                          --------     --------
                                                          $158,526     $146,517
                                                          ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                       $  20,380    $  20,712
Accounts payable - equipment purchases                      28,093       30,231
Other liabilities                                           13,634       10,607
Discounted lease rentals                                    72,042       61,466
                                                         ---------    ---------
                                                           134,149      123,016
                                                         ---------    ---------
Stockholders' equity:
    Common stock                                                32           32
    Additional paid-in capital                              16,855       16,897
    Retained earnings                                        7,730        6,854
    Treasury stock                                            (240)        (282)
                                                         ---------    ---------
Total stockholders' equity                                  24,377       23,501
                                                         ---------    ---------
                                                         $ 158,526    $ 146,517
                                                         =========    =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)


                                                       Three Months Ended                  Six Months Ended
                                                 -------------------------------     ---------------------------
                                                  November 30,      November 30,     November 30,   November 30,
                                                      1997              1996             1997           1996
                                                 -------------      ------------     ------------   ------------

Revenue:
   Equipment sales to affiliated
     limited partnerships                        $   12,321         $   17,645       $   23,703     $   30,077
   Other equipment sales                             54,458             46,435           78,933         65,039
   Leasing                                            4,132              3,761            8,549          7,736
   Interest                                             937              1,052            1,892          2,230
   Other                                              1,391                718            2,200          1,496
                                                 ----------         ----------       ----------     ----------
   Total revenue                                     73,239             69,611          115,277        106,578
                                                 ----------         ----------       ----------     ----------

Costs and expenses:
   Equipment sales                                   49,466             62,864           84,003         92,996
   Equipment acquired from
      affiliated limited partnership                 15,338                  -           15,338              -
   Leasing                                            2,849              2,195            5,653          4,278
   Operating and other                                2,603              2,171            5,093          4,684
   Provision for losses                                 230                 80              400            105
Interest:
   Non-recourse debt                                  1,318              1,430            2,667          2,981
   Recourse debt                                        455                543              955          1,022
                                                 ----------         ----------       ----------     ----------
   Total costs and expenses                          72,259             69,283          114,109        106,066
                                                 ----------         ----------       ----------     ----------

Net income before income taxes                          980                328            1,168            512
Income tax expense                                      245                 82              292            128
                                                 ----------         ----------       ----------     ----------
Net income                                       $      735         $      246       $      876     $      384
                                                 ==========         ==========       ==========     ==========

Earnings per common and dilutive
  common equivalent share:                       $     0.14         $     0.05       $     0.16     $     0.07
                                                 ==========         ==========       ==========     ==========

Weighted average number of common and dilutive
  common equivalent shares outstanding used in
  computing earnings per share:                   5,383,000          5,384,000        5,375,000      5,342,000
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

                                     4 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Six Months Ended
                                                           ---------------------
                                                                November 30,
                                                             1997        1996
                                                           ---------   ---------

Net cash provided by operating activities                  $ 27,007    $ 21,729
                                                           --------    --------
Cash flows from investing activities:
  Equipment purchased for leasing, net                      (23,084)    (20,806)
  Investment in leased office facility and
    capital expenditures                                       (371)       (170)
  Net receipts from affiliated limited partnerships             544         940
                                                           --------    --------
Net cash used for investing activities                      (22,911)    (20,036)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals                  5,334       1,527
  Principal payments on discounted lease rentals             (5,456)     (4,194)
  Proceeds from sales of common stock                            25           6
  Purchase of non-employee stock options                          -        (138)
  Net borrowings (payments) on revolving credit
    facilities                                                 (965)      3,491
  Net borrowings (payments) on Term Loan                        633      (2,167)
                                                           --------    --------
Net cash used for financing activities                         (429)     (1,475)
                                                           --------    --------

Net increase in cash and cash equivalents                     3,667         218
Cash and cash equivalents at beginning of period              6,194       2,851
                                                           --------    --------
Cash and cash equivalents at end of period                 $  9,861    $  3,069
                                                           ========    ========

Supplemental schedule of cash flow information:
  Recourse interest paid                                   $    955    $  1,022
  Non-recourse interest paid                                    776         749
  Income taxes paid                                             225          87
  Income tax refunds received                                    70         314
Supplemental schedule of non-cash investing and
  financing activities:
  Increase in residual values and other receivables
    relating to equipment sale transactions                   1,540       1,286
  Discounted lease rentals assigned to lenders arising
    from equipment sales transactions                           942           -
  Assumption of discounted lease rentals in lease
    acquisitions                                             18,498           -
  Fair value of assets acquired, net of cash                  5,342           -
  Liabilities assumed and incurred in acquisition             5,342           -

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

2.   Acquisition
     -----------

     Effective November 1, 1997, CAII acquired all of the outstanding shares of DBL, Inc. d/b/a Connecting Point, in exchange for $1,200,000 in cash (paid in December and included in Other Liabilities) and a $2,140,000 four year note. The Company may be required to make additional payments of up to $221,750 per year ending October 31, 2001, contingent upon the results of Connecting Point's operations over the course of that period. Connecting Point is a desktop information technology solutions integrator and equipment reseller.

     The $2,140,000 note payable to the sellers (included in Other Liabilities) earns interest at the rate of 10% per annum and is payable in monthly installments of $58,000 beginning December 12, 1997 through November 12, 2000, and $42,056.86 beginning December 12, 2000 and continuing through November 12, 2001. Interest expense from the date of acquisition through November 30, 1997 was approximately $18,000. The note is secured by a second lien in all the assets of Connecting Point.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $2.0 million (which will increase for any future contingent cash payment), has been recorded as goodwill, and is being amortized on a straight-line basis over 15 years. The amount of goodwill amortized during the quarter ended November 30, 1997 was approximately $11,000.


                                     6 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Acquisition, continued
     -----------

     The Company's Consolidated Statements of Operations reflect the results of operations for Connecting Point for the period from acquisition through November 30, 1997, which was not significant.

3.   Recourse Bank Debt
     ------------------

     On November 26, 1997, the Company obtained a new $60 million senior, secured debt facility (the "Senior Facility") in the form of a term loan ("Term Loan"), an acquisition term loan ("Acquisition Term Loan"), working capital revolving credit loans ("Working Capital Facility") and warehouse revolving credit loans ("Warehouse Credit Facility"). The lender group consists of the agent bank, CoreStates Bank, N.A., and participating lenders, BankBoston, N.A., Colorado National Bank, Norwest Bank Colorado, N.A., and European America Bank (the "Lender Group"). The term of the Senior Facility expires on November 25, 1998 and may be renewed annually in Lender's sole discretion. Interest on the Senior Facility is tied to the Lender Group's prime rate or the LIBOR rate (8.25% and 5.685%, respectively at November 30, 1997) plus the Applicable Margin. The principal terms of the Senior Facility are as follows:


                                     Warehouse          Working          Term     Acquisition
     (Dollars in thousands)       Credit Facility   Capital Facility     Loan      Term Loan
                                  ---------------   ----------------    -------   -----------
     Maximum Amount                   $ 51,000           $ 5,000        $ 2,800    $ 1,200
     Borrowings at
         November 30, 1997              19,000             5,000          2,800         -0-
     Potential availability at
         November 30, 1997              32,000                -0-            -0-     1,200
     Applicable Prime Rate Margin          0.0%              .25%           .75%       .75%
     Applicable LIBOR Rate Margin          2.5%             2.75%          3.00%      3.00%


     The Term Loan has an amortization term of two years with a balloon payment of $1.4 million. The Acquisition Term Loan has an amortization term of four years. The Acquisition Term Loan commitment is expected to be funded by the Lender Group during January 1998. The proceeds will be used for the Connecting Point acquisition discussed in Footnote 2 of the Notes to Consolidated Financial Statements.

     The Company is required to pay a quarterly commitment fee equal to .375% of the unused portion of the Working Capital Facility and the Warehouse Credit Facility. The Senior Facility contains certain provisions which limit the Company as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, the Company must maintain certain specified financial ratios. The Senior Facility replaces the terminated Bank Facility, which was to expire under its terms as of November 30, 1997.

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

     Because the Company finances certain of its lease transactions with recourse and non-recourse debt, the ultimate profitability of leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate. Certain of the Company's competitors have access to lower cost funds than the Company. However, the Company has developed relationships with various private investors and formed various strategic alliances with investors that have a lower cost of capital enabling the Company to originate and sell leases at competitive prices. Currently, as a result of the present relatively low interest rate environment and resulting relatively low lease rates, the Company sells the majority of leases it originates to private investors having a lower cost of capital than the Company.

     LEASE ORIGINATIONS

     Presented below is a schedule showing volume and placement of new lease originations during the six months ended November 30, 1997 and November 30, 1996, respectively (in thousands):

                                                          Six Months Ended
                                                      --------------------------
                                                      November 30,  November 30,
                                                          1997         1996
                                                      ------------  ------------
     Placement of lease originations:
     Equipment under lease sold to PIFs                $ 24,000      $ 28,000
     Equipment under lease sold to private investors     75,000        45,000
     Leases added to the Company's lease
       portfolio (a significant portion of
       which will subsequently be sold)                  21,000        39,000
                                                       --------      --------
     Total lease origination volume                    $120,000      $112,000
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

                                     8 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     LEASE ORIGINATIONS, continued

     The Company is able to originate a certain amount of leases with higher lease rates. Such leases are generally sold to the PIF's because, as PIF sponsor, the Company has a fiduciary responsibility to maximize investor returns and does so by blending the higher yielding transactions with investment grade credit quality leases having lower rates. However, given the present market environment, the number of higher yielding transactions having adequate credit quality is limited, and consequently, the volume of leases available for sale to the PIF's is limited. The Company's response to these conditions has been to limit the amount of funds it raises from PIF investors. Consequently, future equipment sales to PIF's are expected to comprise a smaller percentage of total placements of new lease originations.

     The Company continues to evaluate additional sources of capital (including sources such as securitization, a private debt placement and/or a secondary stock offering) which would provide the liquidity necessary to significantly add leases to its own portfolio. The goal of such financing would be to lower the Company's cost of capital and expand the availability of capital. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Should the Company be successful in identifying and closing on new sources of capital (for which no assurance can be given), it intends to grow its own lease portfolio.

     INTERIM FINANCIAL RESULTS

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income (in thousands), prepared solely to facilitate the discussion of results of operations that follows:

                                               Condensed Consolidated                    Condensed Consolidated
                                                Statements of Income    The effect on     Statements of Income        The effect on
                                                for the three months      net income       for the six months           net income
                                                  ended November 30,      of changes       ended November 30,           of changes
                                               ----------------------      between       ----------------------           between
                                                 1997        1996           years           1997         1996              years
                                               ---------   ----------   -------------    ----------    --------        -------------

     Equipment sales margin                    $ 1,975      $ 1,216      $   759         $ 3,295       $ 2,120            $ 1,175
     Leasing margin (net of interest
       expense on discounted lease rentals)        902        1,188         (286)          2,121         2,707               (586)
     Other income                                1,391          718          673           2,200         1,496                704
     Operating and other expenses               (2,603)      (2,171)        (432)         (5,093)       (4,684)              (409)
     Provision for losses                         (230)         (80)        (150)           (400)         (105)              (295)
     Interest expense on recourse debt            (455)        (543)          88            (955)       (1,022)                67
     Income taxes                                 (245)         (82)        (163)           (292)         (128)              (164)
                                               -------      -------      -------         -------       -------            -------
       Net income                              $   735      $   246      $   489         $   876       $   384            $   492
                                               =======      =======      =======         =======       =======            =======

                                     9 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     INTERIM FINANCIAL RESULTS, continued

     EQUIPMENT SALES

     Equipment sales revenue and the related equipment sales margin consists of the following (in thousands):

                                                                             Three Months Ended
                                                              -----------------------------------------------         Increase
                                                               November 30, 1997          November 30, 1996          (Decrease)
                                                              -------------------       ---------------------     -----------------
                                                              Revenue      Margin        Revenue      Margin      Revenue    Margin
                                                              --------     ------       --------      -------     -------    ------
     Transactions during initial lease term:
       Equipment under lease sold to PIFs                     $ 12,321     $   264      $ 17,645      $   372
       Equipment under lease sold to private investors          51,215         471        45,778          590
                                                              --------     -------      --------      -------
                                                                63,536         735        63,423          962     $   113    $ (227)
                                                              --------     -------      --------      -------     -------    ------
     Transactions subsequent to initial lease term
       (remarketing revenue):
       Sales of off-lease equipment                              2,593         590           548          147
       Sales-type leases                                            56          56            61           59
       Excess collections (cash collections in excess
         of the associated residual value from equipment
         under lease sold to private investors)                    594         594            48           48
                                                              --------     -------      --------      -------
                                                                 3,243       1,240           657          254       2,586       986
       Deduct related provision for losses                           -        (230)            -          (80)          -      (150)
                                                              --------     -------      --------      -------     -------    ------
       Realization of value in excess of provision
        for losses                                               3,243       1,010           657          174       2,586       836
       Add back related provision for losses                         -         230             -           80           -       150
                                                              --------     -------      --------      -------     -------    ------
                                                                 3,243       1,240           657          254       2,586       986
                                                              --------     -------      --------      -------     -------    ------
     Total equipment sales                                    $ 66,779     $ 1,975      $ 64,080      $ 1,216     $ 2,699    $  759
                                                              ========     =======      ========      =======     =======    ======

                                                                             Six Months Ended
                                                              -----------------------------------------------         Increase
                                                               November 30, 1997          November 30, 1996          (Decrease)
                                                              -------------------       ---------------------     -----------------
                                                              Revenue      Margin        Revenue      Margin      Revenue    Margin
                                                              --------     ------       --------      -------     -------    ------


     Transactions during initial lease term:
       Equipment under lease sold to PIFs                     $  23,703    $   530      $ 30,077      $   643
       Equipment under lease sold to private investors           74,983        903        64,018          957
                                                              ---------    -------      --------      -------
                                                                 98,686      1,433        94,095        1,600     $ 4,591   $  (167)
                                                              ---------    -------      --------      -------     -------   -------
     Transactions subsequent to initial lease term
       (remarketing revenue):
       Sales of off-lease equipment                               2,721        633           772          273
       Sales-type leases                                             56         56            61           59
       Excess collections (cash collections in excess of
          the associated residual value from equipment
          under lease sold to private investors)                  1,173      1,173           188          188
                                                              ---------    -------      --------      -------
                                                                  3,950      1,862         1,021          520       2,929     1,342
       Deduct related provision for losses                            -       (400)            -         (105)          -      (295)
                                                              ---------    -------      --------      -------     -------   -------
       Realization of value in excess of provision for losses     3,950      1,462         1,021          415       2,929     1,047
       Add back related provision for losses                          -        400             -          105           -       295
                                                              ---------    -------      --------      -------     -------   -------
                                                                  3,950      1,862         1,021          520       2,929     1,342
                                                              ---------    -------      --------      -------     -------   --------
     Total equipment sales                                    $ 102,636    $ 3,295      $ 95,116      $ 2,120     $ 7,520   $ 1,175
                                                              =========    =======      ========      =======     ========  =======


                                    10 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     Equipment Sales to PIF's
     ------------------------

     Equipment sales to the PIFs decreased and are expected to decrease further because three of the PIFs are in their planned liquidation stage. Once a PIF enters the liquidation stage, it no longer acquires equipment under lease. Presently, two PIFs are actively acquiring leases compared to four PIFs which were actively acquiring leases during fiscal 1997.


     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors increased principally because more leases were identified and closed as a result of increased productivity of the field lease originations team. The increased volume of the field lease originators is primarily due to (i) the Company's efforts to improve its marketing activities, including focusing on customer relationships and vertical integration (i.e., the development of specialized equipment and remarketing expertise) and (ii) the development of strategic alliances with investors having lower cost of capital enabling the Company to originate and sell leases at competitive prices.

     During the three months ended November 30, 1997 and 1996, payments from one lessee accounted for 11% and 14%, respectively, of total leasing revenue and 11% and 14% for the six months ended November 30, 1997 and 1996, respectively. In addition, other equipment sales revenue related to equipment leased to that lessee accounted for 27% and 62% of total other equipment sales revenue during the three months ended November 30, 1997 and 1996, respectively and 28% and 62% for the six months ended November 30, 1997 and 1996, respectively.


     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past twenty-two consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as part of equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until remarketing after the expiration of the initial lease term). As shown in the table above, the realizations from sales exceeded the provision for losses during the three and six months ended November 30, 1997 and November 30, 1996, even without considering realizations from remarketing activities recorded as leasing margin.




                                    11 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     --------------------------------------------------------------

     Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessee, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of the initial lease term. The nature of the Company's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses arising from these exposures. The Company performs quarterly assessments of its assets to identify other than temporary losses in value. The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses.

     Margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. As shown in the tables above, because (i) the Company sold substantially all new lease originations to its PIFs or private investors and retained very few lease originations for its own account during the fiscal years preceding fiscal year 1995, and
     (ii) in accordance with GAAP, the Company does not consolidate the results of its PIFs, generally, each quarter, fewer leases mature and less equipment is available for remarketing. However, revenue from remarketing sales increased during the three and six months ended November 30, 1997, compared to the three and six months ended November 30, 1996, primarily due to the sale of investor-owned grocery store furniture and fixtures on which the Company had a retained residual interest. Although fluctuations will occur as discussed in the preceding sentence, in general, remarketing revenue and margin are expected to remain at levels which are lower than fiscal 1997 and prior years. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years).

     The provision for losses recorded during the three and six months ended November 30, 1997 primarily related to the following:

     * Other-than-temporary declines in the value of equipment which occurred primarily because lessees returned equipment to the Company at the end of lease. The Company had previously expected to realize the carrying value of such equipment through lease renewals and proceeds from sales of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties is considerably less than was anticipated, and



                                    12 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ----------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     --------------------------------------------------------------

     * The anticipated sale of two off-lease commuter aircraft. The Company engaged MCC Financial, an expert commuter aircraft remarketer, to remarket the aircraft. That agent determined that the aircraft could be released within a reasonable remarketing period for an amount that would recover the Company's full carrying value over time, or sold for cash immediately but at a book loss. The Company has elected to sell the aircraft immediately after determining that the proceeds could be more effectively redeployed in its vertical integration activities and for the equity portion of a potential financing program for leases. The provision for loss reflects sales offers the Company has received.

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                                  Three Months Ended                 Six Months Ended
                                             -----------------------------      ---------------------------
                                             November 30,     November 30,      November 30,   November 30,
                                                 1997             1996              1997           1996
                                             ------------    -------------      ------------   ------------

     Leasing revenue                          $   4,132       $  3,761          $   8,549      $  7,736
     Leasing costs and expenses                  (2,849)        (2,195)            (5,653)       (4,278)
     Net non-recourse interest expense
       on related discounted lease rentals         (381)          (378)              (775)         (751)
                                              ---------       --------          ---------      --------
     Leasing margin                           $     902       $  1,188          $   2,121      $  2,707
                                              =========       ========          =========      ========

     Leasing margin ratio                            22%            32%                25%           35%
                                                     ==             ==                 ==            ==

     The increase in leasing revenue and leasing costs during the three and six months ended November 30, 1997, compared to the three and six months ended November 30, 1996 is primarily due to growth in the Company's lease portfolio.

     Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Company's lease portfolio, and (iv) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes and the majority of leases added to CAI's portfolio have been operating leases). Interest expense arising from non-recourse bank debt (discounted lease rentals) is reflected in leasing margin, but interest arising from the warehouse facility is not reflected in leasing margin. Leasing margin and the related leasing margin ratio decreased primarily as a result of a decrease in the number of leases in the remarketing phase and a related decline in the amount of remarketing rents.

                                    13 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     OTHER INCOME

     Other income consists of the following (in thousands):

                                            Three Months Ended                 Six Months Ended
                                       -----------------------------      ---------------------------
                                       November 30,     November 30,      November 30,   November 30,
                                           1997             1996              1997           1996
                                       ------------    -------------      ------------   ------------
     Fees and distributions from the
       Company-sponsored PIFs            $ 1,298          $  639            $  1,978      $  1,228
     Fees from private programs               77               -                 113             -
     Interest on income tax refunds            -               -                   -           103
     Other                                    16              79                 109           165
                                         -------          ------            --------      --------
                                         $ 1,391          $  718            $  2,200      $  1,496
                                         =======          ======            ========      ========


     The increase in fees and distributions from the Company-sponsored PIFs for the three and six months ended November 30, 1997 compared to the three and six months ended November 30, 1996 reflects a gain of $890,000, related to the sale of substantially all the leases owned by PaineWebber Preferred Yield Fund and a similar type of loss of $100,000 on the Capital Preferred Yield Fund.

     As of December 31, 1997, two Company-sponsored PIF's were liquidated and two other PIF's had sold substantially all their assets. As a result of the effective termination of operations of the PIFs, fees and distributions from the Company-sponsored PIF's are expected to decline in the future. As of December 31, 1997, there are three remaining Company-sponsored PIF's actively engaged in leasing activities.

     OPERATING AND OTHER EXPENSES

     The aggregate amount of operating and other expenses increased approximately $432,000 and $409,000 for the three and six months ended November 30, 1997, respectively, when compared to the three and six months ended November 30, 1996. Approximately one-half the increase reflects the acquisition of DBL, Inc. described in Footnote 2 of Notes to Consolidated Financial Statements. The Company has 25 sales and marketing employees as of November 30, 1997 compared to 17 as of November 30, 1996. and the remaining increase represents labor costs related to additional sales and marketing personnel.

     INCOME TAXES

     Income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%, adjusted for utilization of the Company's ITC carryforward (see Note 10 to Notes to Consolidated Financial Statements in the 1997 Form 10-K).

                                    14 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to its PIFs or private investors), non-recourse debt, recourse bank debt (see Note 3 to Notes to Consolidated Financial
     Statements), rents, fees and distributions from its PIFs, sales or re-leases of equipment after the expiration of the initial lease terms and other cash receipts from non-recurring items such as settlements of legal proceedings. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

     The Company refinanced its bank facility. See Note 3 to Notes to Consolidated Financial Statements for a description of the Company's Bank Facility.

     The Company is offering units of its latest PIF, CPYF-IV, for sale to the general public. Through November 30, 1997, the Company sold $42.7 million of Class A units. The Company has up to $7.3 million of Class A units in CPYF-IV available for sale, which will represent a future source of liquidity and acquisition fee income for the Company. Two of the Company's PIFs, including CPYF-IV, are using a portion of their available cash to purchase additional equipment from the Company. The Company expects to sell a total of approximately $55 million of equipment to these PIFs during fiscal year 1998. Five of the Company's PIFs are in their liquidation stage and are no longer purchasing material amounts of equipment.

     Inflation has not had a significant impact upon the operations of the Company.


III. Acquisition
     -----------

     Effective November 1, 1997, the Company acquired all of the outstanding shares of DBL, Inc., d/b/a Connecting Point. See Note 2 to Notes to Consolidated Financial Statements for a description of the related acquisition. The increase in Accounts Receivable, net and Other Assets, was primarily due to the assets acquired from Connecting Point.

     Connecting Point was acquired to obtain specific high technology equipment expertise which is expected to provide the Company with (i) access to new markets which will allow the Company to record higher residual values and to support lease origination, (ii) greater confidence in pricing and estimating residual values and (iii) the ability to provide enhanced equipment expertise and evaluation services to our customers.

IV.  New Accounting Pronouncements
     -----------------------------

     See Recently Issued Financial Accounting Standards under Note 1 to Notes to Consolidated Financial Statements in the Company's 1997 Form 10-K for a discussion about the impact of new accounting pronouncements on the Company's financial position or results of operations.

                                    15 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

V.   "Safe Harbor" Statement Under the  Private Securities Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

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

                                    16 of 20

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

         b.  Reports on Form 8-K
             -------------------

             None


                                    17 of 20

Item No.                               Exhibit Index
--------                               -------------

10.59 Loan and Security Agreement, dated as of November 26, 1997 by and between Capital Associates, Inc., and Capital Associates International, Inc. as Borrowers and CoreStates Bank, N.A., as Agent and Issuing Bank and each of the Financial Institutions now or hereafter shown on the Signature pages of this Agreement.

11A Computation of Primary Earnings Per Share. A computation of fully diluted earnings per share is not presented as dilution is less than 3%.

27            Financial Data Schedule





                                    18 of 20

                                                                     Exhibit 11A


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES

                    COMPUTATION OF PRIMARY EARNINGS PER SHARE

                                                          Three Months Ended                Six months Ended
                                                   ------------------------------     -----------------------------
                                                   November 30,      November 30,     November 30,     November 30,
                                                       1997              1996             1997              1996
                                                   ------------      ------------     ------------     ------------

Shares outstanding at beginning of period           5,017,000         5,002,000        5,016,000        4,994,000

Shares issued during the period
  (weighted average)                                    4,000                 -            2,000            5,000

Issuance of treasury shares upon exercise
    of incentive stock options                         15,000                 -           15,000               -

Dilutive shares contingently issuable upon
  exercise of options (weighted average)              671,000           616,000          673,000          720,000

Less shares assumed to have been purchased
  for treasury with assumed  proceeds
  from exercise of stock options
  (weighted average)                                 (324,000)         (234,000)        (331,000)        (313,000)

Effect of non-employee stock option
  buy-out                                                   -                 -                -          (64,000)
                                                    ---------          --------        ---------        ---------

Total shares, primary                               5,383,000         5,384,000        5,375,000        5,342,000
                                                    =========         =========        =========        =========

Net income                                          $ 735,000         $ 246,000        $ 876,000        $ 384,000
                                                    =========         =========        =========        =========

Income per common and common
  equivalent share, primary                         $    0.14         $    0.05        $    0.16        $    0.07
                                                    =========         =========        =========        =========








                                    19 of 20

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL ASSOCIATES, INC.
                                        Registrant


Date:  January 20, 1998                 By: /s/Anthony M. DiPaolo
                                            ---------------------
                                            Anthony M. DiPaolo,
                                            Senior Vice-President and
                                            Chief Financial Officer


























                                    20 of 20