Form 10-Q
period 1998-02-28
CAPITAL ASSOCIATES INC
filed 1998-04-14
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report  pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended February 28, 1998

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

       Registrant's telephone number, including area code: (303) 980-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----.

The number of shares outstanding of the Registrant's $.008 par value common stock at April 10, 1998, was 5,122,119.



                             Exhibit Index - Page 19



                                     1 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets - February 28, 1998
                 and May 31, 1997                                           3

              Consolidated Statements of Income - Three and Nine
                Months Ended February 28, 1998 and 1997                     4

              Consolidated Statements of Cash Flows - Nine Months
                Ended February 28, 1998 and 1997                            5

              Notes to Consolidated Financial Statements                  6 - 8


     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    9 - 17


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             18

     Item 5.  Other                                                         18

     Item 6.  Exhibits and Reports on Form 8-K                              18

              Exhibit Index                                                 19

              Signature                                                     20


                                     2 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                          February 28,  May 31,
                                                              1998       1997
                                                          ------------ --------

Cash and cash equivalents                                  $  2,770    $  6,194
Receivables from affiliated limited partnerships                475         726
Accounts receivable, net                                      5,330         417
Equipment held for sale or re-lease                             812       1,242
Residual values and other receivables arising from
  equipment under lease sold to private investors             3,509       4,334
Net investment in direct finance leases                      26,366       7,700
Leased equipment, net                                       107,799      71,443
Investments in affiliated limited partnerships                3,716       6,642
Deferred income taxes                                         2,300       2,300
Other assets                                                  5,557       3,674
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                   26,413      41,845
                                                           --------    --------
                                                           $185,047    $146,517
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse bank debt                                         $ 41,010    $ 20,712
Accounts payable - equipment purchases                       36,996      30,231
Other liabilities                                            12,932      10,607
Discounted lease rentals                                     69,175      61,466
                                                           --------    --------
                                                            160,113     123,016
                                                           --------    --------
Stockholders' equity:
  Common stock                                                   32          32
  Additional paid-in capital                                 16,897      16,897
  Retained earnings                                           8,245       6,854
  Treasury stock                                               (240)       (282)
                                                           --------    --------
Total stockholders' equity                                   24,934      23,501
                                                           --------    --------
                                                           $185,047    $146,517
                                                           ========    ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)



                                                Three Months Ended                   Nine Months Ended
                                         --------------------------------       ---------------------------
                                         February 28,        February 28,       February 28,   February 28,
                                            1998                1997               1998            1997

                                         ------------        ------------       ------------   ------------
Revenue:
  Equipment sales to affiliated
    limited partnerships                 $  14,857          $  25,674           $  38,560       $  55,751
  Other equipment sales                     59,133             43,073             138,066         108,112
  Leasing                                    6,804              3,492              15,353          11,228
  Interest                                     445              1,060               2,337           3,290
  Other                                      1,070                703               3,270           2,199
                                         ---------          ---------           ---------       ---------
  Total revenue                             82,309             74,002             197,586         180,580
                                         ---------          ---------           ---------       ---------

Costs and expenses:
  Equipment sales                           71,603             67,132             155,606         160,128
  Equipment acquired from
     affiliated limited partnership              -                  -              15,338               -
  Leasing                                    4,782              2,183              10,435           6,462
  Operating and other                        3,289              2,190               8,382           6,873
  Provision for losses                         100                235                 500             340
Interest:
  Non-recourse debt                          1,148              1,435               3,815           4,416
  Recourse debt                                700                430               1,655           1,452
                                         ---------          ---------           ---------       ---------
  Total costs and expenses                  81,622             73,605             195,731         179,671
                                         ---------          ---------           ---------       ---------

Net income before income taxes                 687                397               1,855             909
Income tax expense                             172                 99                 464             227
                                         ---------          ---------           ---------       ---------
Net income                               $     515          $     298           $   1,391       $     682
                                         =========          =========           =========       =========

Earnings per common share:
   Basic                                 $    0.10          $    0.06           $    0.27       $    0.14
                                         =========          =========           =========       =========
   Assuming dilution                     $    0.10          $    0.06           $    0.26       $    0.13
                                         =========          =========           =========       =========
Weighted average number of common
  shares outstanding:
   Basic                                 5,077,000          5,005,000           5,071,000       5,001,000
                                         =========          =========           =========       =========
   Assuming dilution                     5,371,000          5,384,000           5,398,000       5,335,000
                                         =========          =========           =========       =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                     Nine Months Ended
                                                                                 --------------------------
                                                                                        February 28,
                                                                                    1998            1997
                                                                                 ----------      ----------

Net cash provided by operating activities                                        $   30,889      $   28,803
                                                                                 ----------      ----------
Cash flows from investing activities:
  Equipment purchased for leasing, net                                              (61,489)        (23,776)
  Investment in leased office facility and capital expenditures                        (454)           (333)
  Net receipts from affiliated limited partnerships                                   3,177           1,416
                                                                                 ----------      ----------
Net cash used for investing activities                                              (58,766)        (22,693)
                                                                                 ----------      ----------
Cash flows from financing activities:
  Proceeds from discounting of lease rentals                                         13,613          10,566
  Principal payments on discounted lease rentals                                     (9,458)         (9,273)
  Proceeds from sales of common stock                                                     -               9
  Purchase of non-employee stock options                                                  -            (138)
  Net borrowings (payments) on revolving credit facilities                           19,840            (388)
  Net borrowings (payments) on Term Loan                                                458          (3,250)
                                                                                 ----------      ----------
Net cash provided by (used for) financing activities                                 24,453          (2,474)
                                                                                 ----------      ----------
Net (decrease) increase in cash and cash equivalents                                 (3,424)          3,636
Cash and cash equivalents at beginning of period                                      6,194           2,851
                                                                                 ----------      ----------
Cash and cash equivalents at end of period                                       $    2,770      $    6,487
                                                                                 ==========      ==========
Supplemental schedule of cash flow information:
  Recourse interest paid                                                         $    1,655      $    1,452
  Non-recourse interest paid                                                          1,496           1,124
  Income taxes paid                                                                     859             106
  Income tax refunds received                                                            70             316
Supplemental schedule of non-cash investing and financing activities:
  Discounted lease rentals assigned to lenders arising from
    equipment sales transactions                                                        942          22,499
  Assumption of discounted lease rentals in lease acquisitions                       18,498          20,732
    Fair value of assets acquired, including cash                                     5,375               -
    Liabilities assumed and incurred in acquisition                                   4,142               -




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

2.    Acquisition
      -----------

      Effective November 1, 1997, CAII acquired all of the outstanding shares of DBL, Inc. d/b/a Connecting Point. DBL, Inc. has been renamed (and is doing business as) Capital Associates Technology Group ("CATG"). The purchase price consisted of $1,200,000 in cash (paid in December 1997) and a $2,140,000 four year note. The Company may be required to make additional payments of up to $221,750 per year ending October 31, 2001, contingent upon the results of CATG's operations over the course of that period. CATG is a desktop information technology solutions integrator and equipment reseller.

      The $2,140,000 note payable to the sellers (included in Other Liabilities) earns interest at the rate of 10% per annum and is payable in monthly installments of $58,000 beginning December 12, 1997 through November 12, 2000, and $42,056.86 beginning December 12, 2000 and continuing through November 12, 2001. Interest expense for the quarter ended February 28, 1998 was approximately $51,000. The note is secured by a second lien in all the assets of CATG.

      The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $2.0 million (which will increase for any future contingent cash payment), has been recorded as goodwill (included in other assets), and is being amortized on a straight-line basis over 15 years. The amount of goodwill amortized during the quarter ended February 28, 1998 was approximately $33,000.


                                     6 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.    Acquisition, continued
      -----------

      The Company's Consolidated Statements of Operations reflect the results of operations for Connecting Point for the period from acquisition through February 28, 1998, which was not significant.

3.    Recourse Bank Debt
      ------------------

      On November 26, 1997, the Company obtained a new $60 million senior, secured debt facility (the "Senior Facility") in the form of a term loan ("Term Loan"), an acquisition term loan ("Acquisition Term Loan"), working capital revolving credit loans ("Working Capital Facility") and warehouse revolving credit loans ("Warehouse Credit Facility"). The lender group consists of the agent bank, CoreStates Bank, N.A., and participating lenders, BankBoston, N.A., Colorado National Bank, Norwest Bank Colorado, N.A., and European America Bank (the "Lender Group"). The term of the Senior Facility expires on November 25, 1998 and may be renewed annually in Lender's sole discretion. Interest on the Senior Facility is tied to the Lender Group's prime rate or the LIBOR rate (8.5% and 5.68%, respectively at February 28, 1998) plus the Applicable Margin. The principal terms of the Warehouse Credit Facility and Working Capital Facility are as follows:

                                                 Warehouse          Working
      (Dollars in thousands)                 Credit Facility    Capital Facility
                                             ---------------    ----------------

      Maximum Amount                             $ 51,000           $ 5,000
      Borrowings at February 28, 1998              38,385                 0
      Potential availability at
        February 28, 1998                          12,615             5,000
      Applicable Prime Rate Margin                    0.0%              .25%
      Applicable LIBOR Rate Margin                    2.5%             2.75%

      The Term Loan amount is $2.8 million and has an amortization term of four years with a balloon payment of $1.4 million after two years. The Acquisition Term Loan commitment is $1.2 million and is expected to be funded by the Lender Group during the fourth quarter of fiscal year 1998. The Acquisition Term Loan has an amortization term of four years. The proceeds will provide permanent funding for the CATG acquisition discussed in Footnote 2 of the Notes to Consolidated Financial Statements. Both loans bear interest at Prime plus .75%.

      The Company is required to pay a quarterly commitment fee equal to .375% of the unused portion of the Working Capital Facility and the Warehouse Credit Facility. The Senior Facility contains certain provisions which limit the Company as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, the Company must maintain certain specified financial ratios. The Senior Facility replaces the terminated Bank Facility, which expired under its terms as of November 30, 1997.

                                     7 of 20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.    Stockholders Equity
      -------------------

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), effective for periods ending after December 15, 1997. Statement 128 changes the computation and presentation requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period. The adoption of Statement 128 by the Company as of December 31, 1997, did not have a material effect on previously presented income per share amounts for 1996.

      The following is a reconciliation of the weighted average number of common shares basic to the weighted average number of common shares assuming dilution:


                                                Three Months Ended                  Nine Months Ended
                                           ----------------------------         ---------------------------
                                           February 28,    February 28,         February 28,   February 28,
                                               1998            1997               1998            1997
                                           ------------    ------------         ------------   ------------
      Weighted average number of common
        shares - basic                       5,077,000       5,005,000           5,071,000       5,001,000
      Common stock options (utilizing
        treasury stock method)                 294,000         379,000             327,000         334,000
                                             ---------       ---------           ---------       ---------
      Weighted average number of common
        shares-assuming dilution             5,371,000       5,384,000           5,398,000       5,335,000
                                             =========       =========           =========       =========





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

      Because the Company finances certain of its lease transactions with recourse and non-recourse debt, the ultimate profitability of leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate. Certain of the Company's competitors have access to lower cost funds. However, the Company has developed relationships with various private investors and formed various strategic alliances with investors that have a lower cost of capital enabling the Company to originate and sell leases at competitive prices. As a result of the low interest rate environment and resulting low lease rates, the Company sells the majority of leases it originates to private investors having a lower cost of capital than the Company.

      LEASE ORIGINATIONS

      Presented below is a schedule showing volume and placement of new lease originations during the nine months ended February 28, 1998 and February 28, 1997, respectively (in thousands):

                                                          Nine Months Ended
                                                     ---------------------------
                                                      February 28,  February 28,
                                                         1998          1997
                                                     ------------   ------------
      Placement of lease originations:
        Equipment under lease sold to
          private investors                           $ 112,533      $  75,790
        Equipment under lease sold to PIFs               36,801         52,880
        Leases added to the Company's lease
          portfolio (a significant portion
          of which will subsequently be sold)            93,684         45,061
                                                      ---------      ---------
      Total lease origination volume                  $ 243,018      $ 173,731
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

                                     9 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      LEASE ORIGINATIONS, continued

      The Company is able to originate a certain amount of leases with higher lease rates. Such leases are generally sold to the PIF's because, as PIF sponsor, the Company has a fiduciary responsibility to maximize investor returns and does so by blending the higher yielding transactions with investment grade credit quality leases having lower rates. However, in the present market environment, there are a limited number of higher yielding transactions which meet the Company's target for credit quality and consequently, the volume of leases available for sale to the PIF's is limited. The Company's response to these conditions has been to limit the amount of funds it raises from PIF investors. During February 1998, the remaining Class A units of Capital Preferred Yield Fund-IV, L.P. were sold to the public. The Company has elected not to organize additional PIFs. Consequently, future equipment sales to PIF's will reflect only the reinvestment needs of existing PIFs and therefore are expected to comprise a smaller percentage of total placements of new lease originations.

      The Company continues to evaluate additional sources of capital (including sources such as securitization, a private debt placement and/or a public debt stock offering) which would provide the liquidity necessary to significantly add leases to its own portfolio. The goal of such financing would be to lower the Company's cost of capital and expand the availability of capital. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Should the Company be successful in identifying and closing on new sources of capital (for which no assurance can be given), it intends to grow its own lease portfolio.

      INTERIM FINANCIAL RESULTS

      Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income prepared solely to facilitate the discussion of results of operations that follows (in thousands):


                                                     Condensed                                   Condensed
                                                    Consolidated                                Consolidated
                                                Statements of Income       The effect on    Statements of Income     The effect on
                                                for the three months         net income      for the nine months       net income
                                                 ended February 28,          of changes       ended February 28,       of changes
                                               ---------------------          between      ---------------------        between
                                                 1998         1997             years         1998        1997            years
                                               --------     --------       -------------   --------    ---------     -------------

      Equipment sales margin                   $  2,387     $  1,615         $    772      $  5,682    $  3,735        $   1,947
      Leasing margin (net of interest
        expense on discounted lease rentals)      1,319          934              385         3,440       3,640             (200)
      Other income                                1,070          703              367         3,270       2,199            1,071
      Operating and other expenses               (3,289)      (2,190)          (1,099)       (8,382)     (6,873)          (1,509)
      Provision for losses                         (100)        (235)             135          (500)       (340)            (160)
      Interest expense on recourse debt            (700)        (430)            (270)       (1,655)     (1,452)            (203)
      Income taxes                                 (172)         (99)             (73)         (464)       (227)            (237)
                                               --------     --------         --------      --------    --------        ---------
        Net income                             $    515     $    298         $    217      $  1,391    $    682        $     709
                                               ========     ========         ========      ========    ========        =========



                                    10 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      INTERIM FINANCIAL RESULTS, continued

      EQUIPMENT SALES

      Equipment sales revenue and the related equipment sales margin consists of the following (in thousands):

                                                                            Three Months Ended
                                                                ------------------------------------------        Increase
                                                                 February 28, 1998     February 28, 1997         (Decrease)
                                                                --------------------  --------------------    ------------------
                                                                 Revenue    Margin     Revenue     Margin     Revenue     Margin
                                                                ---------  ---------  ---------   --------    --------    ------
      Transactions during initial lease term:
      Equipment under lease sold to PIFs                         $ 14,857   $    315   $ 25,674   $    553   $ (10,817)   $ (238)
      Equipment under lease sold to private investors              50,139        557     38,629        447      11,510       110
                                                                 --------   --------   --------   --------   ---------    ------
                                                                   64,996        872     64,303      1,000   $     693    $ (128)
                                                                 --------   --------   --------   --------   ---------    ------
      Transactions subsequent to initial lease term
        (remarketing revenue):
      Sales of off-lease equipment                                  2,442        473      4,223        394      (1,781)       79
      Sales-type leases                                               262         98         10         10         252        88
      Excess collections (cash collections in excess of
        the associated residual value from equipment
        under lease sold to private investors)                        331        331        211        211         110       120
                                                                 --------   --------   --------   --------   ---------    ------
                                                                    3,035        902      4,444        615      (1,409)      287
      Deduct related provision for losses                               -       (100)         -       (235)          -       135
                                                                 --------   --------   --------   --------   ---------    ------
      Realization of value in excess of provision for losses        3,035        802      4,444        380      (1,409)      422
      Add back related provision for losses                             -        100          -        235           -      (135)
                                                                 --------   --------   --------   --------   ---------    ------
                                                                    3,035        902      4,444        615      (1,409)      287
                                                                 --------   --------   --------   --------   ---------    ------
      CATG sales                                                    5,959        613          -          -       5,959       613
                                                                 --------   --------   --------   --------   ---------    ------
      Total equipment sales                                      $ 73,990   $  2,387   $ 68,747   $  1,615   $   5,243    $  772
                                                                 ========   ========   ========   ========   =========    ======

                                                                           Nine Months Ended
                                                                 ------------------------------------------        Increase
                                                                  February 28, 1998     February 28, 1997         (Decrease)
                                                                 --------------------  --------------------   ------------------
                                                                  Revenue    Margin     Revenue     Margin     Revenue    Margin
                                                                 ---------  ---------  ---------   --------   --------    ------

      Transactions during initial lease term:
      Equipment under lease sold to PIFs                         $ 38,560   $   845    $ 55,751   $ 1,195    $ (17,191)   $ (350)
      Equipment under lease sold to private investors             125,122     1,460     102,647     1,404       22,475        56
                                                                 --------   -------    --------   -------    ---------    ------
                                                                  163,682     2,305     158,398     2,599    $   5,284    $ (294)
                                                                 --------   -------    --------   -------    ---------    ------
      Transactions subsequent to initial lease term
        (remarketing revenue):
      Sales of off-lease equipment                                  3,824       931       4,995       668       (1,171)      263
      Sales-type leases                                               318       154          71        69          247        85
      Excess collections (cash collections in excess of
        the associated residual value from equipment
        under lease sold to private investors)                      1,504     1,504         399       399        1,105     1,105
                                                                 --------   -------    --------   -------    ---------    ------
                                                                    5,646     2,589       5,465     1,136          181     1,453
      Deduct related provision for losses                               -      (500)          -      (340)           -      (160)
                                                                 --------   -------    --------   -------    ---------    ------
      Realization of value in excess of provision for losses        5,646     2,089       5,465       796          181     1,293
      Add back related provision for losses                             -       500           -       340            -       160
                                                                 --------   -------    --------   -------    ---------    ------
                                                                    5,646     2,589       5,465     1,136          181     1,453
                                                                 --------   -------    --------   -------    ---------    ------
      CATG sales                                                    7,298       788           -         -        7,298       788
                                                                 --------   -------    --------   -------    ---------    ------
      Total equipment sales                                      $176,626   $ 5,682    $163,863   $ 3,735    $  12,763    $1,947
                                                                 ========   =======    ========   =======    =========    ======

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

      In February 1998, the Company sold the remaining publicly offered units in Capital Preferred Yield Fund-IV, L.P. The Company has elected not to organize additional PIFs. As such, equipment sales to the PIFs will continue to decline in the future.

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

      During the three months ended February 28, 1998 and 1997, payments from one lessee accounted for 9% and 12%, respectively, of total leasing revenue and 10% and 12% for the nine months ended February 28, 1998 and 1997, respectively. In addition, other equipment sales revenue related to equipment leased to that lessee accounted for 31% and 57% of total other equipment sales revenue during the three months ended February 28, 1998 and 1997, respectively and 32% and 81% for the nine months ended February 28, 1998 and 1997, respectively.

      Remarketing of the Portfolio and Related Provision for Losses
      -------------------------------------------------------------

      The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past twenty-three consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as part of equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until remarketing after the expiration of the initial lease term). As shown in the table above, the realizations from sales exceeded the provision for losses during the three and nine months ended February 28, 1998 and February 28, 1997 even without considering realizations from remarketing activities recorded as leasing margin.



                                    12 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      Remarketing of the Portfolio and Related Provision for Losses, continued
      -------------------------------------------------------------

      Residual values are established equal to the estimated values to be received from equipment following termination of the leases. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessees, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of an initial lease term. The nature of the Company's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses arising from these exposures. The Company performs quarterly assessments of its assets to identify other than temporary losses in value. The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses.

      The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years). Sales of off-lease equipment decreased during the three and nine months ended February 28, 1998 compared to the three and nine months ended February 28, 1997 primarily due to fewer leases maturing. Excess collections increased during the nine months ended February 28, 1998 due to the sales of certain equipment for which the Company held retained residual interests.

      The provision for losses recorded during the three and nine months ended February 28, 1998 primarily related to the following:

      * Other-than-temporary declines in the value of equipment which occurred primarily because lessees returned equipment to the Company at the end of leases. The Company had previously expected to realize the carrying value of such equipment through lease renewals and proceeds from sales of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties is considerably less than was anticipated, and

      * The anticipated sale of two off-lease commuter aircraft. The Company engaged MCC Financial, an expert commuter aircraft remarketer, to remarket the aircraft. That agent determined that the aircraft could be released within a reasonable remarketing period for an amount that would recover the Company's full carrying value over time, or sold for cash immediately but at a book loss. The Company has elected to sell the aircraft immediately after determining that the proceeds could be more effectively redeployed in its vertical integration activities and for the equity portion of a potential financing program for leases. The provision for loss reflects sales offers the Company has received.

                                    13 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      LEASING MARGIN

      Leasing margin consists of the following (in thousands):


                                                 Three Months Ended             Nine Months Ended
                                             ---------------------------   ---------------------------
                                             February 28,   February 28,   February 28,   February 28,
                                                1998           1997            1998           1997
                                             ------------   ------------   ------------   ------------

      Leasing revenue                          $  6,804      $  3,492        $ 15,353       $ 11,228
      Leasing costs and expenses                 (4,782)       (2,183)        (10,435)        (6,462)
      Net non-recourse interest expense
        on related discounted lease rentals        (703)         (375)         (1,478)        (1,126)
                                               --------      --------        --------       --------
      Leasing margin                           $  1,319      $    934        $  3,440       $  3,640
                                               ========      ========        ========       ========
      Leasing margin ratio                          19%           27%             22%            32%
                                               ========      ========        ========       ========



      The increase in leasing revenue and leasing costs during the three and nine months ended February 28, 1998, compared to the three and nine months ended February 28, 1997 is primarily due to growth in the Company's lease portfolio.

      Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Company's lease portfolio, and (iv) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes and the majority of leases added to CAI's portfolio have been operating leases). Interest expense arising from non-recourse bank debt (discounted lease rentals) is reflected in leasing margin, but interest arising from the warehouse facility is not reflected in leasing margin. Leasing margin ratio decreased primarily as a result of a decrease in the number of leases being renewed and a related decline in the amount of remarketing rents.

      OTHER INCOME

      Other income consists of the following (in thousands):

                                                 Three Months Ended             Nine Months Ended
                                             ---------------------------   ---------------------------
                                             February 28,   February 28,   February 28,   February 28,
                                                1998           1997            1998           1997
                                             ------------   ------------   ------------   ------------
      Fees and distributions from the
        Company-sponsored PIFs                $   791         $  562         $ 2,769        $  1,791
      Fees from private programs                  181              -             294               -
      Interest on income tax refunds                -              -               -             103
      Other                                        98            141             207             305
                                              -------         ------         -------        --------
                                              $ 1,070         $  703         $ 3,270        $  2,199
                                              =======         ======         =======        ========



                                    14 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.    Results of Operations, continued
      ---------------------

      OTHER INCOME, continued

      The increase in fees and distributions from the Company-sponsored PIFs for the nine months ended February 28, 1998 compared to the nine months ended February 28, 1997 reflects a gain of approximately $890,000 related to the sale of substantially all the leases owned by PaineWebber Preferred Yield Fund and a similar type of loss of $100,000 on the Capital Preferred Yield Fund.

      As of December 31, 1997, two Company-sponsored PIF's had been liquidated and two other PIF's had sold substantially all their assets. As a result of the effective termination of operations of these PIFs, fees and distributions from the Company-sponsored PIF's are expected to decline in the future. As of December 31, 1997, there are three remaining Company-sponsored PIF's actively engaged in leasing activities.

      OPERATING AND OTHER EXPENSES

      The aggregate amount of operating and other expenses increased approximately $1,099,000 and $1,509,000 for the three and nine months ended February 28, 1998, respectively, when compared to the three and nine months ended February 28, 1997. Approximately $588,000 and $750,000, respectively, of the increase is due to the acquisition of DBL, Inc. described in Footnote 2 of Notes to Consolidated Financial Statements. The remaining increase is due to the Company's investment in its marketing infrastructure as the Company has 23 sales and marketing employees as of February 28, 1998 compared to 14 as of February 28, 1997.

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

      YEAR 2000 ISSUES

      The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the Company's software have already been updated to software which correctly accounts for the Year 2000. In addition, the Company is engaged in a system conversion, whereby the Company's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The Company does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. Amounts expended to date to address the Year 2000 issue have been immaterial.

                                    15 of 20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

II.   Liquidity and Capital Resources
      -------------------------------

      The Company's activities are principally funded by proceeds from sales of on-lease equipment (to its PIFs or private investors), non-recourse debt, recourse bank debt (see Note 3 to Notes to Consolidated Financial
      Statements), rents, fees and distributions from its PIFs, sales or re-leases of equipment after the expiration of the initial lease terms and other miscellaneous cash receipts. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

      The Company refinanced its bank facility. See Note 3 to Notes to Consolidated Financial Statements for a description of the Company's Bank Facility.

      Two of the Company's sponsored PIFs are using a portion of their available cash to purchase additional equipment from the Company. The Company expects to sell a total of approximately $55 million of equipment to these PIFs during fiscal year 1998. Five of the Company's PIFs are in their liquidation stage and are no longer purchasing material amounts of equipment. In February 1998, the Company sold the remaining units in Capital Preferred Yield Fund-IV, L.P. to the public. The Company has elected not to organize additional PIF's. As such, equipment sales to the PIF's will decline in the future.

      In recent years, the Company has established private syndication programs in which it regularly originates and sells leases to certain investors. Private syndication programs represent a recurring revenue stream for the Company. The Company intends to continue to develop private syndication programs because they represent a more efficient and predictable source of sales revenue when compared to non-program sales of leases to private investors. However, the Company expects that the majority of its equipment sales revenue will continue to be generated through non-program sales of leases to private investors.

      The Company generally holds (warehouses) leases for a period of time before arranging a sale to an investor. Warehoused leases are financed with funds obtained under the Warehouse Facility portion of the Company's recourse Bank Facility and through working capital generated by operations. As the Company's volume of syndication sales has grown, it has been able to increase the amount of financing available to warehouse leases. The Company anticipates that it will be able to further expand its warehouse financing capacity in the future as appropriate for the levels of leases originated and sold.

      However, there can be no assurance that the Company will be successful in arranging such financing, in arranging additional private syndication programs, or in selling leases to private investors. Should the Company not be successful in achieving any of these objectives, equipment sales revenue and related equipment sales margin may be negatively impacted.





                                    16 of 20

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

      INCOME PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), effective for periods ending after December 15, 1997. Statement 128 changes the computation and presentation requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period. The adoption of Statement 128 by the Company as of December 31, 1997, did not have a material effect on previously presented income per share amounts for fiscal 1997.


V.    "Safe Harbor" Statement Under the Private Securities Litigation Reform Act
      --------------------------------------------------------------------------
      of 1995
      -------

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

                                    17 of 20

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

Item 5.  Other
         -----

         Effective April 7, 1998, Dennis J. Lacey, the Company's President, CEO and Director, resigned to pursue an opportunity outside the Company. Mr. Lacey will remain as one of the Company's major shareholders.

         James D. Walker, Chairman of the Board for the Company, has assumed the additional duties of President and Chief Executive Officer. Mr. Walker is one of the principal shareholders of MCC Financial Corporation, the majority stockholder of the Company, holding approximately 57% of the issued and outstanding common stock. Over the past two years, Mr. Walker has worked closely with Mr. Lacey and Senior management of the Company and participated in changes to the organization and the strategic direction of the Company. Thus, no significant changes in the Company's direction or organization are anticipated.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

         b.  Reports on Form 8-K
             -------------------

             None

         c. All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.


                                    18 of 20

Item No.                            Exhibit Index
--------                            -------------

27        Financial Data Schedule





                                    19 of 20

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL ASSOCIATES, INC.
                                          Registrant


Date:  April 14, 1998                     By: /s/Anthony M. DiPaolo
                                              ---------------------
                                              Anthony M. DiPaolo,
                                              Senior Vice-President and
                                              Chief Financial Officer


                                    20 of 20