Form 10-K
period 1998-05-31
CAPITAL ASSOCIATES INC
filed 1998-07-23
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended May 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate market value of stock held by non-affiliates was $7,450,000 based upon 1,510,000 shares held by such persons and the closing price on July 17, 1998 of $4 15/16. The number of shares outstanding of the Registrant's $.008 par value common stock at July 17, 1998 was 5,121,767.

                       Documents incorporated by reference

Certain portions of Registrant's definitive proxy statement to be filed within 120 days after the end of the Registrant's fiscal year pursuant to Regulation 14A are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this report.



Page 1 of 21 Pages                               Exhibit Index Begins on Page 19

                                     PART I

Item 1.  Business
         --------

Capital Associates, Inc. ("the Company") is a commercial finance company engaged in the leasing of a variety of equipment. The Company is principally engaged in
(i) the origination of equipment leases with equipment users, including the acquisition of leases initially originated by other lessors (ii) the sale of equipment leases to third parties, (iii) the management and servicing of equipment leases retained by the Company or sold to private investors or other lessors, (iv) the sale and remarketing of equipment as it comes off lease and
(v) the sale and servicing of new information technology equipment. During fiscal years 1998 and 1997, the Company originated over $540 million of equipment leases covering over 53,000 items of equipment. The principal market for the Company's activities is the United States.

Leasing Activities
------------------

The Company attempts to diversify its lease origination and funding sources in order to enhance its competitiveness regardless of changes in technology or regulations. Lease originations are diversified by (i) locating the retail originations sales force in regional branch offices throughout the United States, (ii) targeting a variety of specific industries and equipment types for lease originations, (iii) originating leases on a wholesale basis (i.e., acquiring leases from other lessors), and (iv) originating leases through relationships with equipment vendors. Funding sources are diversified by (x) matching individual equipment originations with the investment needs of private investors, (y) originating leases on a recurring basis on behalf of private lease investment programs it manages on behalf of other lessors (lease investment programs) and (z) funding lease transactions for its own portfolio through securitization or permanent non-recourse financing.

The Company diversifies its own equipment lease portfolio (as well as the equipment portfolio it manages for private investors) to include a variety of equipment types that meet the Company's underwriting standards with emphasis on
(i) material handling equipment, (ii) office furniture and store fixtures, (iii) circuit board and semiconductor manufacturing, production and testing equipment,
(iv) machine tool and factory automation equipment and (v) information technology equipment. The Company seeks to maintain a diversified lease portfolio in order to minimize its credit and residual exposure to any single lessee, industry or equipment category. As of May 31, 1998, no single industry or lessee accounted for more than 10% of the Company's portfolio of leases.

During fiscal 1998, the Company acquired DBL, Inc. d/b/a Connecting Point (subsequently renamed Capital Associates Technology Group or "CATG"). CATG provides a wide range of information technology ("IT") services, including procurement of software, PC's and networking equipment, and IT equipment maintenance. CATG was acquired to obtain specific IT equipment expertise which the Company hopes will provide (i) access to new markets which will allow the Company to realize higher residual values and to support lease originations,
(ii) greater confidence in pricing and estimating residual values and (iii) the ability to provide enhanced equipment expertise and evaluation services to our customers.

The Company's principal sources of funding for its leasing  transactions include
(i) a $51 million warehouse facility ("Warehouse Facility"), (ii) a $4 million term loan ("Term Loan"), (iii) a $5 million working capital facility ("Working Capital Facility"), (iv) permanent non-recourse financing, including securitization of receivables, (v) sales of equipment leases to third parties or lease investment programs it manages and (vi) the Company's internally generated revenues. Historically, the Company sold a significant portion of its lease originations to public limited partnership income funds ("PIF") in which it was the general partner or co-general partner. During fiscal 1998, the Company completed the offering of units in its most recent PIF, Capital Preferred Yield Fund-IV, L.P. (CPYF-IV). The Company has elected not to organize additional PIFs. As a result, future equipment sales to PIFs will reflect only the reinvestment needs of the existing PIFs, and are expected to represent a smaller amount of equipment sales.

                                     2 of 21

         --------

Leasing Activities, continued
------------------

In the  case  of  leases  held  for  the  Company's  account,  a  typical  lease transaction requires a cash investment by the Company of 5% to 30% of the original equipment cost, commonly known in the leasing industry as an "equity investment". The balance of original equipment cost is financed with permanent non-recourse borrowings, also referred to as discounted lease rentals or securitization funding. Such borrowings are secured by a first lien on the equipment and the related lease rental payments. The Company's equity investment is typically financed with proceeds from its Working Capital Facility, Term Loan, or internally generated funds. The Company recovers its equity investment from renewal rents received and/or sales proceeds realized from the equipment after repayment in full of the related permanent non-recourse debt or securitization funding. The Company is pursuing additional lease investment programs and is developing an expanded securitization program to finance its leases. The Company hopes to complete the first funding under the securitization program during the first quarter of fiscal 1999; however, such programs are expensive to implement and are subject to significant delays and there can be no assurance that it will ever be completed.

Of the equipment leases originated or acquired by the Company in fiscal years 1998 and 1997, the Company retained approximately 28% and 18%, sold 29% and 9% to private leasing investment programs, sold 15% and 27% to the PIFs, and syndicated 28% and 46% to unaffiliated third parties, respectively. Equipment leases retained or serviced by the Company increased 22% to $828 million as of May 31, 1998 from $680 million in June 1997. The Company serviced $118 million and $22 million in assets (based on original equipment cost) for private leasing investment programs in fiscal years 1998 and 1997, respectively. As of May 31, 1998, the Company had awards for future business amounting to approximately $24.9 million, as compared to $14.2 million at May 31, 1997. On average approximately 97% of the Company's awarded business was closed for fiscal year 1998.

The Company's lease origination strategy is transaction driven. With each lease origination opportunity, the Company evaluates both the prospective lessee and the equipment to be leased. With respect to each lessee, the Company evaluates the lessee's creditworthiness as well as the importance of the equipment to the lessee's business. With respect to the equipment, the Company evaluates the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of the initial lease term. Typically, equipment which remains in place produces better residual returns than equipment sold or leased to a third party.

The Company generally purchases equipment that is subject to relatively short-term leases (generally seven years or less). All of the Company's lease transactions are net leases with a specified noncancelable lease term. These noncancelable leases have a "hell-or-high-water" provision which requires the lessee to make all lease payments under all circumstances. In addition, the lessee is required to insure the equipment against casualty loss, pay all related maintenance expenses and pay property, sales and other taxes.

The Company has master leases in place with more than 500 customers. Master leases are contracts that establish general terms and conditions under which the Company conducts its leasing business and are frequently a prerequisite in competing for new financing. Master leases simplify the approval process for lessees and enable the Company to compete for new business at all levels of an enterprise.

Underwriting Standards
----------------------

All leases are subject to review under the Company's underwriting standards. To minimize credit risk, the Company has established credit underwriting standards which specify that the Company's lessees have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services (an "investment grade credit"), or although not rated by a recognized credit rating

                                     3 of 21

         --------

Underwriting Standards, continued
----------------------

service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease (a "non investment grade credit"). As of May 31, 1998, approximately 99% of the equipment owned by the Company was leased to companies that meet the above criteria. As of May 31, 1998, the dollar-weighted average credit rating of the Company's lessees was the equivalent of Baa. The Company originates leases for the PIFs and for private investment programs in accordance with each program's own lease underwriting standards. In the case of the PIF's, the underwriting standards are similar to those of the Company. The Company's historical losses associated with leases originated since 1991, including leases originated on behalf of the PIFs and for private investment programs, are less than 1% of the amount originated.

Residual values are established at lease inception equal to the estimated value to be received from the equipment at the termination of the lease. In estimating such values, the Company considers relevant facts regarding the equipment and the lessee, including, for example, the equipment's remarketability, upgrade potential and probability that the equipment will continue to be installed in place at the end of the initial lease term. The nature of the Company's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business it will incur losses arising from these exposures. The Company performs quarterly assessments of its assets to identify other-than-temporary losses in value. The Company records allowances for losses as soon as any other-than-temporary declines in asset values are known. Chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses.

The Company has established a Transaction Review Committee ("TRC"), which is comprised of members of senior management. The TRC (1) reviews and approves all aspects of material lease transactions, including credit ratings assigned to lessees and certain pricing and residual value assumptions; (2) specifies lease documentation requirements and deal structuring guidelines; (3) monitors asset quality in order to estimate and assess the net realizable values at the end of a lease terms for the Company's equipment; and (4) revises and updates the underwriting standards, when and as necessary. All transactions over $3,000,000 with a less than investment grade credit and over $5,000,000 with an investment grade credit must be approved by the Executive Committee.

Equipment Remarketing Activities
--------------------------------

Remarketing activities consist of lease portfolio management (i.e., managing equipment under lease) and asset management (i.e., managing off-lease equipment). One of the Company's principal goals is to minimize off-lease equipment by proactively managing such equipment while it is under lease (e.g., renewing or extending the lease, or re-leasing, upgrading or adding to the equipment before the end of the initial lease term). In general, remarketing equipment in place produces better residual returns than equipment sold or re-leased to third-parties. However, if the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or re-lease the off-lease equipment to a different lessee, or sell the off-lease equipment to equipment brokers or dealers. Revenue from remarketing activities was approximately $6.3 million, $6.0 million, and $3.0 million during fiscal years 1998, 1997 and 1996, respectively.

The Company attempts to maximize the remarketing proceeds from, and to minimize the warehousing costs for, off-lease equipment by (1) employing qualified and experienced remarketing personnel, (2) developing and acquiring equipment remarketing expertise in order to maximize the profit from sales of off-lease equipment, (3) minimizing the amount of off-lease equipment stored at independently operated equipment warehouses, (4) operating its own general equipment warehouse to further reduce warehousing costs, (5) eliminating scrap inventory, and (6) conducting on-site equipment inspections. The Company further supports these activities by carefully monitoring the residual values of its equipment portfolio and maintaining adequate reserves on its books, when and as needed, to reflect anticipated future reductions in such values due to obsolescence and other factors.

                                     4 of 21

         --------

Private Investor Lease Investment Programs and PIFs
---------------------------------------------------

The majority of leases originated by the Company are sold to private investors or to lease investment programs, collectively referred to as "Private Investors". The Company records sales revenue equal to the sales price of the equipment and equipment sales cost is equal to the carrying value of the equipment. In the event the Company warehouses a transaction prior to sale, the Company records leasing revenue and expenses during the warehouse period. Revenue from the sale of equipment under lease to private investors or to lease investment programs was $179.4 million, $131.6 million and $91.0 million during fiscal years 1998, 1997 and 1996, respectively.

The Company currently sponsors or co-sponsors five PIFs. The Company sells certain equipment leases it originates to these PIFs. Revenue from the sale of leased equipment to the PIFs was $48.6 million, $67.0 million and $72.2 million during fiscal years 1998, 1997 and 1996, respectively. As discussed under Leasing Activities, sales to PIF's are expected to decline significantly in the future.

Various subsidiaries and affiliates of the Company are the general partners or co-general partners of the PIFs. In addition, the Company contributed cash and/or equipment to each PIF in exchange for a Class B limited partner interest ("Class B interest") in each PIF. Public investors purchase Class A limited partnership units ("Class A Units") for cash, which the PIFs used to purchase leased equipment. The Company receives fees for performing various services for the PIFs (subject to certain dollar limits) including acquisition fees and management fees, and is reimbursed for organizational and offering expenses incurred in selling the Class A Units (subject to certain dollar limits). The Company receives a Class B cash distribution from each PIF (subordinated to the cash returns on the Class A Units). The general partner receives cash distributions and reimbursement of certain operating expenses incurred in connection with each PIFs operations.

Competition
-----------

The business of equipment leasing is highly competitive. The Company competes for customers with a number of international, national and regional finance and leasing companies and banks. In addition, the Company's competitors include equipment manufacturers that finance the sale or lease of their products themselves. Many of the Company's competitors and potential competitors have greater financial, marketing and operational resources than the Company and may have a lower cost of funds than the Company and access to capital markets and to other funding sources that may not be available to the Company.

Employees
---------

The Company had approximately 170 employees as of May 31, 1998 versus approximately 110 employees as of May 31, 1997, none of whom were represented by a labor union. The Company believes that its employee relations are good.


Item 2.  Properties
         ----------

The Company leases office facilities (approximately 23,000 square feet) in Lakewood, Colorado (a suburb of Denver). These facilities house the Company's administrative, financing and marketing operations. The Lakewood, Colorado facility adequately provides for present and future needs, as currently planned. In addition, the Company leases a warehouse facility and has seven regional or satellite marketing offices. The Company also leases facilities in Ogden and Salt Lake City, Utah where it markets and services information technology equipment.


                                     5 of 21

Item 3.   Legal Proceedings
          -----------------

     The Company is involved in the following legal proceedings:

     a. The Company was involved in certain arbitration proceedings pursuant to the requirements of the National Association of Securities Dealers ("NASD"), representing three claims against CAI Securities Corporation, a wholly owned subsidiary of the Company. All three claims alleged breach of fiduciary duty, breach of contract, negligence and misrepresentation with regard to the sale of limited partnership units in Leastec Income Fund V ("LIFV"), a limited partnership whose general partner is a wholly owned subsidiary of the Company. The three claims involved investments in LIFV of approximately $625,000 and sought damages of $838,000 and special punitive and exemplary damages (one claim specified $1,500,000 in such damages while the other two claims did not specify an amount). All three claims were brought by the same company on behalf of three investors. Management believed that it had good and substantial defenses against these claims and that the Company's subsidiary would prevail.

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

          In June 1998, the second of these claims, which alleged the same claims and sought $176,000 in compensatory damages and an unspecified amount in punitive damages, was heard and the arbitration panel again found for the Company's subsidiary, so that no award was due to the claimants under any of their claims. The claimants were assessed $8,100 in forum fees by the NASD for the arbitration proceeding. Also in June 1998, shortly after the decision in the second case, the Company's subsidiary obtained a settlement of the third case by payment to the claimant's representative of a de minimus settlement amount which the Company believes was less than the travel costs which would have been incurred related to the arbitration hearing.

     b. The Company is involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

There were no matters submitted to a vote of security holders during the three months ended May 31, 1998.

                                     PART II

Item 5.   Market for the  Registrant's  Common  Stock  and  Related  Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

The Company's common stock trades on the Nasdaq National Market under the symbol: CAII.

The Nasdaq Stock Market, which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies-computers and telecommunications-to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq Workstation II and other automated systems, facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest

                                     6 of 21

Item 5.   Market for the  Registrant's  Common  Stock  and  Related  Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated, according to published sources. High and low sales prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

        1998                              HIGH                  LOW
        ----                              ----                  ---

    First Quarter                        4                     2   1/4
    Second Quarter                       4   1/4               2  13/16
    Third Quarter                        3   1/2               2   1/8
    Fourth Quarter                       5   3/8               2  15/16

        1997                              HIGH                  LOW
        ----                              ----                  ---

    First Quarter                        4   3/8               2   1/8
    Second Quarter                       4   1/4               2   1/8
    Third Quarter                        4   1/4               2   7/8
    Fourth Quarter                       3  13/16              2   1/2

On July 17, 1998, the date on which trading activity last occurred, the closing sales price of the Company's common stock was $4 15/16. On July 17, 1998, there were approximately 170 shareholders of record and at least 490 beneficial shareholders of the Company's outstanding common stock.

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

                                     7 of 21

Income Statement Data
---------------------
(in thousands, except per share and number of shares data)

                                                                   Years Ended May 31,
                                             -------------------------------------------------------------
                                               1998         1997          1996        1995         1994
                                             ---------    ---------    ---------    ---------    ---------
Revenue:
  Equipment sales                            $ 248,258    $ 204,545    $ 166,242    $  81,370    $ 122,469
  Leasing                                       25,101       14,420       10,212        7,672       13,368
  Interest                                       3,487        4,828        6,943       11,386       15,027
  Other                                          4,228        3,741        3,284        4,516        4,101
                                             ---------    ---------    ---------    ---------    ---------
                                               281,074      227,534      186,681      104,944      154,965
                                             ---------    ---------    ---------    ---------    ---------
Costs and expenses:
  Equipment sales                              240,702      200,018      161,797       70,866      114,440
  Leasing                                       17,337        8,928        5,466        3,893        5,511
  Operating and other expenses                  11,830        9,568        8,332       11,603       12,307
  Provision for losses                             705          365          430        2,940        1,315
  Interest - non-recourse debt                   6,123        6,012        7,705       12,548       18,370
  Interest - recourse debt                       2,857        1,900        2,145        1,618        1,839
                                             ---------    ---------    ---------    ---------    ---------
                                               279,554      226,791      185,875      103,468      153,782
                                             ---------    ---------    ---------    ---------    ---------
Income before income taxes                       1,520          743          806        1,476        1,183
Income tax expense                                   -           10          202          360          473
                                             ---------    ---------    ---------    ---------    ---------
Net income                                   $   1,520    $     733    $     604    $   1,116    $     710
                                             =========    =========    =========    =========    =========
Earnings per common share:

     BASIC                                   $     .30    $     .15    $     .12    $     .22    $     .15

     DILUTED                                 $     .28    $     .14    $     .12    $     .21    $     .13

Weighted average number of common shares outstanding:

     BASIC                                   5,117,000    5,004,000    4,987,000    5,052,000    4,856,000

     DILUTED                                 5,449,000    5,403,000    5,186,000    5,325,000    5,451,000

Balance Sheet Data
------------------
  (in thousands)                                                        May 31,
                                             -------------------------------------------------------------
                                                1998         1997         1996         1995        1994
                                             ---------    ---------    ---------    ---------    ---------

Total assets                                 $ 214,993    $ 146,517    $ 127,511    $ 158,956    $ 209,725
Recourse debt                                   49,088       20,712       17,538       24,520       18,767
Discounted lease rentals                       104,311       61,466       63,749       98,216      160,842
Stockholders' equity                            25,186       23,501       22,881       22,490       21,099


                                     8 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

I.   Results of Operations
     ---------------------

     During fiscal years 1998, 1997, 1996, 1995, and 1994, the Company reported net income of $1,520,000, $733,000, $604,000, $1,116,000, and $710,000,
     respectively.  The Company's  profits during these five years were achieved
     primarily  as  a  result  of  (1)   expanding   and   improving  its  lease
     originations, asset management, remarketing and leased equipment sales activities, (2) the sale of other corporate assets and the settlement of litigation and (3) a substantial reduction of operating expenses (as a percentage of revenue) in part due to improved back office efficiency.

     During fiscal year 1998,  as a result of  continuing  emphasis on improving
     lease  originations,   operating  efficiencies  and  competitive  costs  of
     capital, the Company:

     * generated profits for the sixth consecutive year and twenty-fourth consecutive quarter

     * continued to invest in its sales force through an extensive training program and personnel expansion

     * originated leases exceeding $300 million, the highest level during the last five years

     *    closed a new $60 million bank facility

     * expanded its financing capabilities by adding a new private investment program

     * acquired a full service computer marketing company, and a wholesale forklift marketing company to enhance its expertise in regards to these two equipment types

     Significant factors which may impact the Company's profitability in the future include the ability to develop and to retain the field sales force, the amount of new capital available to the Company, the cost of that capital and the ability to increase lease origination levels while achieving profitability targets. Operating results are also subject to fluctuations resulting from several factors, including (i) seasonality of lease originations, (ii) variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs or OLs, or are sold for fee income, and (iii) the level of income obtained from the sale of leases in excess of lease equipment cost. The Company will adjust its mix of OLs and DFLs and volume of leases sold to private investors from time to time, when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration and residual risk.

     Presented below is a schedule showing new lease originations volume and placement of new lease originations by fiscal year (in thousands).

                                                        Years Ended May 31,
                                                --------------------------------
                                                  1998        1997       1996
                                                ---------   ---------  ---------

     Placement:
       Equipment under lease sold to PIFs       $  47,000   $  63,000   $ 67,000
       Equipment under lease sold to private
         investors                                176,000     101,000     82,000
       Leases added to the Company's lease
         portfolio (a significant portion of
         which will be/were sold during the
         subsequent fiscal years)                  87,000      67,000     43,000
                                                ---------   ---------  ---------
     Total lease origination volume             $ 310,000   $ 231,000  $ 192,000
                                                =========   =========  =========

                                     9 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.   Results of Operations, continued
     ---------------------

     Leasing is an alternative to financing equipment with debt. Therefore, the ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates. Lease rates tend to rise and to fall with interest rates, although lease rate movements generally lag interest rate movements.

     The Company is able to originate a certain amount of leases with higher lease rates. Such leases have generally been sold to the PIF's because, as PIF sponsor, the Company has a fiduciary responsibility to maximize investor returns and does so by blending higher yielding transactions with investment grade credit quality leases having lower lease rates. In the present market environment, the number of higher yielding transactions having adequate credit quality is limited, and consequently, the volume of leases available for sale to the PIF's is limited. The Company's response to these factors has been to limit the amount of funds it raises from PIF investors. During fiscal year 1998, the Company completed the offering of units in its most recent PIF, Capital Preferred Yield Fund-IV, L.P. (CPYF-IV). The Company has elected not to organize additional PIFs and future equipment sales to PIF's are expected to comprise a significantly smaller percentage of total placements of new lease originations.

     The Company continues to evaluate additional sources of capital (including securitization, private debt placement and/or public debt or stock) which will provide the liquidity necessary to add leases to its own portfolio.
     The goal of such financing will be to lower the Company's cost of capital and expand the availability of capital. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Should the Company be successful in identifying and in closing new sources of capital (for which no assurance can be given), it intends to grow its own lease portfolio.

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income appearing on page F-4 of this report on Form 10-K, prepared solely to facilitate the discussion of results of operations that follows (in thousands):



                                                Condensed                                 Condensed
                                               Consolidated                              Consolidated
                                           Statements of Income     The Effect on    Statements of Income     The Effect on
                                               for the Years          Net Income         for the Years          Net Income
                                               Ended May 31,          of Changes         Ended May 31,          of Changes
                                          ---------------------        Between      ---------------------        Between
                                            1998         1997           Years         1998        1997            Years
                                          --------     --------     -------------   --------    ---------     -------------

     Equipment sales margin             $   7,556      $  4,527       $   3,029     $  4,527     $  4,445       $     82
     Leasing margin                         7,764         5,492           2,272        5,492        4,746            746
     Other income                           4,228         3,741             487        3,741        3,284            457
     Operating and other expenses         (11,830)       (9,568)         (2,262)      (9,568)      (8,332)        (1,236)
     Provision for losses                    (705)         (365)           (340)        (365)        (430)            65
     Interest expense, net                 (5,493)       (3,084)         (2,409)      (3,084)      (2,907)          (177)
     Income taxes                               -           (10)             10          (10)        (202)           192
                                        ---------      --------       ---------     --------     --------       --------

            Net income                  $   1,520      $    733       $     787     $    733     $    604       $    129
                                        =========      ========       =========     ========     ========       ========




                                    10 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.   Results of Operations, continued
     ---------------------

     Equipment Sales

     Equipment sales revenue and the related margin (including retail sales of new information technology equipment by the Company's CATG subsidiary) consist of the following (in thousands):

                                                                         Years Ended May 31,
                                                           ----------------------------------------------             Increase
                                                                    1998                     1997                    (Decrease)
                                                           ---------------------    ---------------------    -----------------------
                                                            Revenue      Margin      Revenue      Margin      Revenue       Margin
                                                           ---------   ---------    ----------  ---------    ---------    ----------
      Transactions during initial lease term:
        Equipment under lease sold to PIFs                 $  48,648   $   1,090    $  66,987   $   1,442    $ (18,339)   $    (352)
        Equipment under lease sold to private investors      179,408       2,204      131,600       1,768       47,808          436
                                                           ---------   ---------    ---------   ---------    ---------    ---------
                                                             228,056       3,294      198,587       3,210       29,469           84
                                                           ---------   ---------    ---------   ---------    ---------    ---------
      Transactions subsequent to initial lease term
        (remarketing revenue):
        Sales of off-lease equipment                           4,372       1,080        5,359         720         (987)         360
        Sales-type leases                                        323         157           71          69          252           88
        Excess collections (cash collections in excess
          of the associated residual value from equipment
          under lease sold to private investors)               1,622       1,622          528         528        1,094        1,094
                                                           ---------   ---------    ---------   ---------    ---------    ---------
                                                               6,317       2,859        5,958       1,317          359        1,542
      Deduct related provision for losses                          -        (705)           -        (365)           -         (340)
                                                           ---------   ---------    ---------   ---------    ---------    ---------
      Realizations of value in excess of provision for
        losses                                                 6,317       2,154        5,958         952          359        1,202
      Add back related provision for losses                        -         705            -         365            -          340
                                                           ---------   ---------    ---------   ---------    ---------    ---------
                                                               6,317       2,859        5,958       1,317          359        1,542
      CATG sales                                              13,885       1,403            -           -       13,885        1,403
                                                           ---------   ---------    ---------   ---------    ---------    ---------
      Total equipment sales                                $ 248,258   $   7,556    $ 204,545   $   4,527    $  43,713    $   3,029
                                                           =========   =========    =========   =========    =========    =========

                                                                         Years Ended May 31,
                                                           ---------------------------------------------               Increase
                                                                   1997                      1996                     (Decrease)
                                                           ---------------------    --------------------     -----------------------
                                                            Revenue     Margin       Revenue     Margin       Revenue        Margin
                                                           ---------   --------     ---------   --------     ---------      --------
     Transactions during initial lease term:
       Equipment under lease sold to PIFs                  $  66,987    $ 1,442     $  72,202   $ 1,539       $ (5,215)      $  (97)
       Equipment under lease sold to private investors       131,600      1,768        91,007     1,303         40,593          465
                                                           ---------    -------     ---------   -------       --------       ------
                                                             198,587      3,210       163,209     2,842         35,378          368
                                                           ---------    -------     ---------   -------       --------       ------
     Transactions subsequent to initial lease term
       (remarketing revenue):
       Sales of off-lease equipment                            5,359        720         2,121       859          3,238         (139)
       Sales-type leases                                          71         69           359       191           (288)        (122)
       Excess collections (cash collections in excess
         of the associated residual value from equipment
         under lease sold to private investors)                  528        528           553       553            (25)         (25)
                                                           ---------    -------     ---------   -------       --------       ------
                                                               5,958      1,317         3,033     1,603          2,925         (286)
     Deduct related provision for losses                           -       (365)            -      (430)             -           65
                                                           ---------    --------    ---------   -------       --------       ------
     Realizations of value in excess of provision for
       losses                                                  5,958        952         3,033     1,173          2,925         (221)
     Add back related provision for losses                         -        365             -       430              -          (65)
                                                           ---------    -------     ---------   -------       --------       ------
                                                               5,958      1,317         3,033     1,603          2,925         (286)
                                                           ---------    -------     ---------   -------       --------       ------
     Total equipment sales                                 $ 204,545    $ 4,527     $ 166,242   $ 4,445       $ 38,303       $   82
                                                           =========    =======     =========   =======       ========       ======

                                    11 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.   Results of Operations, continued
     ---------------------

     Equipment Sales to PIFs
     -----------------------

     Equipment sales to the PIFs decreased during fiscal year 1998 as compared to fiscal year 1997 and are expected to decrease further in fiscal year 1999 because three of the PIFs are in their planned liquidation stage and two of the PIFs were recently liquidated. Once a PIF enters the liquidation stage, it no longer acquires equipment under lease. Two PIFs are actively acquiring leases compared to four PIFs which were actively acquiring leases in 1997. The Company has elected not to organize future PIFs.

     Equipment sales to PIFs decreased during fiscal year 1997 as compared to fiscal year 1996 because three of the PIFs entered their planned liquidation stage during 1997. By the end of 1997, only two PIFs were actively acquiring leases compared to five PIFs at the end of 1996.

     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors increased in fiscal year 1998 compared to fiscal year 1997, and in fiscal year 1997 compared to fiscal year 1996 principally because of the increased volume of lease originations. The Company has, in recent years, invested in its lease origination sales force through extensive training and personnel expansion, adopted a strategy of vertical integration (i.e., the development of specialized equipment and remarketing expertise) and established strategic alliances with investors having a lower cost of capital enabling the Company to originate and to sell leases at competitive prices.

     The Company defers income related to its servicing obligation on certain leases it sells. This income is amortized over the life of the lease and is included in other income.

     CATG Sales
     ----------

     CATG sales consist primarily of new information technology hardware. In conjunction with the sale of hardware, CATG also sells software and services. Revenue from such sources is not material to total CATG sales. CATG's revenue and margin have been included since November 1, 1997, the date of acquisition.

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past twenty-four consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until remarketing after the expiration of the initial lease term). As shown in the tables above, the realizations from sales exceeded the provision for losses for fiscal years 1998, 1997 and 1996, even without considering realizations from remarketing activities recorded as leasing margin.

     Revenue and margins from remarketing sales (i.e., sales occurring after the initial lease term) are affected by the number and the dollar amount of equipment leases that mature in a particular year. Revenue from remarketing sales increased during 1997, compared to 1996 primarily due to the sale of approximately $1.5 million of earth moving equipment and the early termination sale of approximately $2.5 million of manufacturing equipment. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because leased equipment is typically not remarketed until after its initial lease term (which averages approximately four years).

                                    12 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     -------------------------------------------------------------

     The provision for losses recorded during fiscal year 1998 included the following significant items:

     * Other-than-temporary declines in the value of equipment which occurred primarily because lessees returned equipment to the Company at the end of leases. The Company had previously expected to realize the carrying value of such equipment through lease renewals and proceeds from sales of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties is considerably less than was anticipated.

     * Approximately $185,000 for two off-lease commuter aircraft. The Company engaged MCC Financial Corporation ("MCC"), the Company's majority stockholder and a commuter aircraft remarketer, to remarket the aircraft. That agent determined that the aircraft could be released within a reasonable remarketing period for an amount that would recover the Company's full carrying value over time, or sold for cash immediately but at a book loss. The Company elected to sell the aircraft immediately after determining that the proceeds could be more effectively redeployed in its vertical integration activities and for the equity portion of a potential financing program for leases.

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

     * Approximately $539,000 related to the sale of a note receivable on a jet aircraft.

     * Approximately $525,000 to write down the carrying value of certain retained residuals.

     * A reversal of approximately $750,000 recorded during fiscal year 1995 for estimated loss exposure related to a bankrupt lessee. During 1996, the lease was restructured and the reserve was no longer needed.

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                               Fiscal Years Ended May 31,
                                           ----------------------------------
                                             1998          1997        1996
                                           --------     --------     --------

     Leasing revenue                       $ 25,101     $ 14,420     $ 10,212
     Leasing costs and expenses             (17,337)      (8,928)      (5,466)
                                           --------     --------     --------
     Leasing margin                        $  7,764     $  5,492     $  4,746
                                           ========     ========     ========
         Leasing margin ratio                    31%          38%          46%
                                           ========     ========     ========

                                    13 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN, continued

     The increase in leasing revenue, leasing costs and expenses and leasing margin was due to the increase in the volume of lease originations warehoused pending sale to private investors and planned growth in the Company's lease portfolio. These revenue and expense amounts are expected to increase further as the Company continues to grow its lease portfolio, and increase the amount of leases warehoused pending sale.

     Leasing margin ratio fluctuates based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes. Leasing margin also includes leasing revenue and leasing cost related to equipment remarketed (re-leased) after the expiration of the initial lease term. The leasing margin ratio has decreased as the number of new lease originations has increased compared to the number of remarketed leases.

     OTHER INCOME

     Other income consists of the following (in thousands):

                                                    Fiscal Years Ended May 31,
                                                --------------------------------
                                                  1998         1997       1996
                                                --------    --------    --------

     Fees and distributions from PIFs           $ 3,114      $ 2,453     $ 2,958
     Fees from private leasing programs             451           38           -
     Interest on installment sale of equipment      443          769           -
     Other                                          220          481         326
                                                -------      -------    --------
                                                $ 4,228      $ 3,741     $ 3,284
                                                =======      =======     =======

     Fees and distributions from PIFs includes a net gain of $790,000 related to the sale of substantially all the leases owned by two PIFs. For the reasons discussed under EQUIPMENT SALES TO PIFS, the amount of fees and distributions from PIF's is expected to decline in future years.

     The Company recorded an installment sale contract in connection with the settlement agreement reached with respect to the Hemmeter Litigation (which is discussed in Footnote 15 to Notes to Consolidated Financial Statements to the 1996 Form 10-K). During fiscal year 1998, the Company received $650,000 of cash payments related to the installment sale. Expected future cash payments and interest income under the installment sale are $1.4 million and $.9 million, respectively.

     OPERATING AND OTHER EXPENSES

     Operating and other expenses increased approximately $2.3 million (24%) for fiscal year 1998 compared to fiscal year 1997. Approximately $1.5 million of the increase was due to CATG expenses which have been included in the consolidating financial statements since the acquisition date. The remaining increase was due primarily to costs associated with the Company's investment in its retail marketing infrastructure.

     Operating and other expenses increased $1.2 million (15%) for fiscal year 1997 as compared to fiscal year 1996. The increase included (i) $400,000 for commissions related to the increase in business volume, (ii) $400,000 for costs associated with the Company's investment in its retail marketing infrastructure, and (iii) $400,000 for consulting fees and expenses of the Company's majority shareholder.

                                    14 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.   Results of Operations, continued
     ---------------------

     INTEREST EXPENSE, NET

     Interest expense, net consists of the following:

                                               1998      1997       1996
                                             -------    -------    -------

     Interest income                         $(3,487)   $(4,828)   $(6,943)
     Non-recourse interest expense             6,123      6,012      7,705
                                             -------    -------    -------
         Net non-recourse interest expense     2,636      1,184        762
     Recourse interest expense                 2,857      1,900      2,145
                                             -------    -------    -------
         Interest expense, net               $ 5,493    $ 3,084    $ 2,907
                                             =======    =======    =======

     The Company finances leases for its own portfolio primarily with non-recourse debt. Interest income arises when equipment financed with non-recourse debt is sold to investors. As a result, interest income reported in the accompanying Consolidated Statements of Income reflect an amount equal to non-recourse interest expense. Therefore, net non-recourse interest expense on related discounted lease rentals pertains to the Company's owned lease portfolio. Such amount increased due to an increase in the average outstanding balance of related discounted lease rentals related to growth in the Company's owned portfolio. It is anticipated that net non-recourse interest expense on related discounted lease rentals will continue to increase in the future as the Company adds additional leases financed with non-recourse debt to its portfolio.

     Recourse interest expense increased during fiscal year 1998 compared to fiscal year 1997 primarily due to increased borrowings under the Company's Warehouse Facility used to fund the growth in the number of leases the Company holds for sale to private investors. Recourse interest expense decreased during fiscal year 1997, as compared to fiscal year 1996, due to the reductions in the outstanding balance of the Term Loan portion of the Company's Debt Facility.

     INCOME TAXES

     As shown in the table in Note 11 to Notes to the Consolidated Financial Statements, the Company's significant deferred tax assets consist of an ITC carryforward of approximately $1.0 million (which expires from 1999 through 2001) and alternative minimum tax ("AMT") credits of $3.3 million (which are not subject to expiration). These tax assets are available to offset federal income tax liability. However, the amount of ITC and AMT credit carryforward that may be utilized to reduce tax liability is significantly limited due to the computation of AMT liability. As a result of the future expiration of the ITC carryforward, the Company has established a valuation allowance for deferred tax assets to reflect the uncertainty that the ITC carryforward will be fully utilized prior to expiration.

     Income tax expense is provided on income at the appropriate statutory rates applicable to such earnings. The appropriate statutory federal and state income tax rate for fiscal years 1998, 1997 and 1996 was approximately 40%. Adjustments to the valuation allowance are recognized as a separate component of the provision for income tax expense. Consequently, the actual income tax rate for fiscal years 1998, 1997 and 1996 was less than the effective rate of 40% primarily due to the reduction in the valuation allowance. The decrease in the valuation allowance recorded in fiscal 1998 represents the utilization of an ITC carryforward for which a valuation allowance had been provided, and reduction in the uncertainty about future utilization of ITC carryforwards prior to expiration. The reduction in the valuation allowance was recorded during the quarter ended May 31, 1998 and resulted in an income tax benefit of $464,000. The reduction of the valuation allowance recorded in fiscal 1997 represents the utilization of an ITC carryforward and the receipt of a state income tax refund for which a valuation allowance had been provided.

                                    15 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.   Results of Operations, continued
     ---------------------

     INCOME TAXES, continued

     During fiscal year 1996, a transaction was completed in which the Company's largest shareholder obtained more than fifty percent of the ownership and voting rights of the Company within a three year period ("a change in control"). Upon a change in control, provisions of the Internal Revenue Code limit the amount of ITC carryforwards and AMT carryforwards that could be utilized to reduce income tax liability in any year. However, the Company had previously established a valuation allowance for deferred taxes due to uncertainty that the full amount of the ITC carryforward would be utilized prior to expiration and therefore, the change in control and resulting limitation on the ITC and AMT carryforward is not expected to reduce the recoverability of the amount of the net deferred income tax assets, net of the valuation allowance.

II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to its PIFs or Private Investors), non-recourse debt, recourse bank debt (see Note 9 to Notes to Consolidated Financial Statements), rents, fees and distributions from its PIFs, and sales or re-leases of equipment after the expiration of the initial lease terms. In addition, the Company finances receivables of its CATG subsidiary under an agreement with a specialized finance company. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

     The Company's Bank Facility was expanded during fiscal 1998 to a total of $60 million. The term of the Bank Facility is one year. See Note 9 to Notes to Consolidated Financial Statements for a description of the Company's Bank Facility.

     Historically, the Company sold a significant portion of its lease originations to the PIFs. During fiscal 1998, the Company completed the offering of units in the most recent PIF, Capital Preferred Yield Fund-IV. The Company has elected not to organize additional PIFs. Consequently, future equipment sales to PIFs will reflect only the reinvestment needs of the existing PIFs, and therefore are expected to represent smaller amounts of equipment sales margin and cash flow.

     However, leases that in the past would have been originated for sale to the PIF's are expected to be retained by the Company. This strategy is expected to increase the Company owned leased portfolio. An increase in the size of the Company's lease portfolio is expected to result in an increase in (a) the Company's revenue and ultimate profitability and (b) the amount of capital needed to fund leasing activities. Permanent non-recourse debt generally provides financing for 80-95% of the cost of leased equipment. Consequently, the Company continues to evaluate additional sources of capital (including securitization, private debt placement and/or public debt or stock) which will provide the liquidity necessary to add leases to its own portfolio. The goal of such financing will be to lower the Company's cost of capital and expand the availability of capital.

     Additional lease warehouse financing consisting of both recourse and non-recourse facilities provides the Company with the funding necessary to originate and to hold leases on a temporary basis in anticipation of sale to Private Investors or until permanent funding is arranged for leases it holds in its own portfolio.


                                    16 of 21

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

     The Company intends to securitize leases it adds to its portfolio. In a securitization transaction, the Company sells and transfers a pool of leases to a wholly-owned special purpose subsidiary ("SPS") of the Company. The SPS simultaneously sells and transfers an interest in the leases to multiple financing conduits, in return for cash advances against the leases. The Company retains the right to receive any cash flows in excess of those necessary to service repayment of the cash advances. The Company is negotiating a new $50 million securitization program to increase the availability of permanent funding for lease originations. The Company hopes to complete the first funding under the securitization program during the first quarter of fiscal 1999; however, such programs are expensive to implement and are subject to significant delays and there can be no assurance that it will ever be completed.

     The Company finances receivables and inventory for its CATG subsidiary under an agreement with Deutsche Financial Services. At May 31, 1998, accounts receivable, net included $3,192,000 of receivables related to the Company's CATG subsidiary which were eligible collateral under the financing agreement.

     Inflation has not had a significant impact upon the operations of the Company.

     YEAR 2000 ISSUES

     The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the Company's software have already been updated to software which correctly accounts for the Year 2000. In addition, the Company is engaged in a system conversion, whereby the Company's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The Company does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. In addition, the Company does not expect any Year 2000 issues relating to its customers and vendors will have a material effect on its financial position or results of operations. The Company expensed all amounts related to its review of the Year 2000 issue. Amounts expended to date to address the Year 2000 issue have been immaterial.

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

IV.  "Safe Harbor" Statement  Under the Private Securities Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, customer credit risk, competition from other lessors, speciality finance lenders or banks and the availability and cost of financing sources. Certain specific risks associated with particular aspects of the Company's business are discussed in detail throughout Parts I and II of this report when and where applicable.

                                    17 of 21

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



                                    18 of 21

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

10.8(f) Extension and Amendment of Second Amended and Restated Dennis J. Lacey Executive Employment Agreement executed on July 1, 1997 and effective as of October 1, 1997, by and between Dennis J. Lacey, the Company and Capital Associates International, Inc. ("CAII") (the "Lacey Employment Agreement"), incorporated by reference to exhibit 10.8(f) of the May 31, 1997 Form 10-K.

10.40 Purchase Agreement, dated as of December 30, 1991 by and among CAII, the Company and Bank One, Texas, N.A., incorporated by reference to
          Exhibit 19.11 of the November 1991 10-Q.

10.55 Consulting Agreement, effective as of June 1, 1996 by and among the Company, CAII and William H. Buckland, incorporated by reference to
          Exhibit 10.55 of the August 31, 1997 Form 10-Q.

10.56 Consulting Agreement, effective as of June 1, 1996 by and among the Company, CAII and James D. Walker, incorporated by reference to
          Exhibit 10.56 of the August 31, 1997 Form 10-Q.

10.57 Residual Sharing Note, dated as of June 1, 1997 by and among the Company, CAII and William H. Buckland, incorporated by reference to
          Exhibit 10.57 of the August 31, 1997 Form 10-Q.

10.58 Residual Sharing Note, dated as of June 1, 1997 by and among the Company, CAII and James D. Walker, incorporated by reference to
          Exhibit 10.58 of the August 31, 1997 Form 10-Q.

10.59 Loan and Security Agreement, dated as of November 26, 1997 by and among the Company and CAII as Borrowers and CoreStates Bank, N.A., as Agent and Issuing Bank and each of the Financial Institutions now or hereafter shown on the Signature pages of this Agreement, incorporated by reference to Exhibit 10.59 of the November 30, 1997 Form 10-Q.

10.60 First Amendment to Loan and Security Agreement, dated as of April 7, 1998 by and between Capital Associates, Inc., and Capital Associates International, Inc. as Borrowers and CoreStates Bank, N. A. as Agent and Issuing Bank and the four participating financial institutions.

10.61 Employment Agreement, dated as of April 7, 1998, by and among the Company, CAII and James D. Walker.



                                    19 of 21

Item No.                          Exhibit Index
--------                          -------------

10.62 Business Financing Agreement, Addendum to Business Financing Agreement and Agreement for Wholesale Financing, Corporate Guaranty and Addendum to Guaranty, dated as of April 21, 1998 by and between Capital Associates Technology Group, Inc. and Deutsche Financial Services Corporation.

10.63 Second Amendment to Loan and Security Agreement, dated as of May 29, 1998 by and between Capital Associates, Inc., and Capital Associates International, Inc. as Borrowers and CoreStates Bank, N. A. as Agent and Issuing Bank and the four participating financial institutions.

21        List of Subsidiaries

23        Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule

                                    20 of 21

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPITAL ASSOCIATES, INC.

Dated:  July 23, 1998             By:  /s/Anthony M. DiPaolo
                                       -----------------------------------------
                                       Anthony M. DiPaolo
                                       Senior Vice President and Chief Financial
                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates listed.

         Signature                                        Title
         ---------                                        -----


/s/James D. Walker                      President, CEO and Chairman of the Board
----------------------
James D. Walker


/s/William H. Buckland                  Director
----------------------
William H. Buckland


/s/James D. Edwards                     Director
----------------------
James D. Edwards


/s/Gary M. Jacobs                       Director
----------------------
Gary M. Jacobs


/s/Robert A. Sharpe                     Director
----------------------
Robert A. Sharpe


/s/John Gordon
----------------------                  Assistant Vice President and Controller
John Gordon                             (Principal Accounting Officer)









                         Each of the above signatures is
                           affixed as of July 21, 1998

                                    21 of 21

                          INDEX OF FINANCIAL STATEMENTS
                                  AND SCHEDULE





                                                                           Page
Financial Statements                                                      ------
--------------------

      Independent Auditors' Report                                         F-2

      Consolidated Balance Sheets as of May 31, 1998 and 1997              F-3

      Consolidated Statements of Income for
        the Years Ended May 31, 1998, 1997 and 1996                        F-4

      Consolidated Statements of Changes in Stockholders' Equity
        for the Years Ended May 31, 1998, 1997 and 1996                    F-5

      Consolidated Statements of Cash Flows for
        the Years Ended May 31, 1998, 1997 and 1996                        F-6

      Notes to Consolidated Financial Statements                     F-7 to F-23


Schedule
--------

      Independent Auditors' Report                                        F-24

      Schedule II - Valuation and Qualifying Accounts and Reserves
        for the Years Ended May 31, 1998, 1997 and 1996                   F-25

                          INDEPENDENT AUDITORS' REPORT







The Stockholders and Directors
Capital Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Associates, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998, in conformity with generally accepted accounting principles.



                                             KPMG Peat Marwick LLP

                                             /s/ KPMG Peat Marwick LLP
                                             -------------------------



Denver, Colorado
July 14, 1998

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except shares and par value)

                                     ASSETS

                                                                  May 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------

Cash and cash equivalents                                  $  17,684  $   6,194
Receivable from affiliated limited partnerships                  352        726
Accounts receivable, net                                       5,835        417
Inventory                                                      1,141      1,331
Residual values, net, arising from equipment
  under lease sold to private investors                        4,277      4,334
Net investment in direct finance leases                       31,181      7,700
Leased equipment, net                                        104,825     71,443
Investment in affiliated limited partnerships                  3,589      6,642
Other                                                          4,883      3,585
Deferred income taxes                                          3,600      2,300
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                    37,626     41,845
                                                           ---------  ---------

                                                           $ 214,993  $ 146,517
                                                           =========  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                              $  49,088  $  20,712
Accounts payable - equipment purchases                        25,029     30,231
Accounts payable and other liabilities                        11,379     10,607
Discounted lease rentals                                     104,311     61,466
                                                           ---------  ---------
                                                             189,807    123,016
                                                           ---------  ---------

Commitments and contingencies (Notes 9, 11, 16 and 17)

Stockholders' equity:
  Common stock, $.008 par value, 15,000,000 shares
    authorized, 5,165,000 and 5,157,000 shares issued             32         32
  Additional paid-in capital                                  16,863     16,897
  Retained earnings                                            8,374      6,854
  Treasury stock, at cost                                        (83)      (282)
                                                           ---------  ---------
    Total stockholders' equity                                25,186     23,501
                                                           ---------  ---------

                                                           $ 214,993  $ 146,517
                                                           =========  =========




          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands, except shares and per share data)

                                                  Years Ended May 31,
                                          -------------------------------------
                                             1998         1997           1996
                                          ---------    ----------     ---------
Revenue:
  Equipment sales to PIFs                 $  48,648     $  66,987     $  72,202
  Other equipment sales                     199,610       137,558        94,040
  Leasing                                    25,101        14,420        10,212
  Interest                                    3,487         4,828         6,943
  Other                                       4,228         3,741         3,284
                                          ---------     ---------     ---------
  Total revenue                             281,074       227,534       186,681
                                          ---------     ---------     ---------

Costs and expenses:
  Equipment sales to PIFs                    47,558        65,545        70,663
  Other equipment sales                     193,144       134,473        91,134
  Leasing                                    17,337         8,928         5,466
  Operating and other expenses               11,830         9,568         8,332
  Provision for losses                          705           365           430
  Interest:
    Non-recourse debt                         6,123         6,012         7,705
    Recourse debt                             2,857         1,900         2,145
                                          ---------     ---------     ---------
  Total costs and expenses                  279,554       226,791       185,875
                                          ---------     ---------     ---------

Income before income taxes                    1,520           743           806
Income tax expense                                -            10           202
                                          ---------     ---------     ---------
Net income                                $   1,520     $     733     $     604
                                          =========     =========     =========

Earnings per common share:
  Basic                                   $     .30     $     .15     $     .12
                                          =========     =========     =========

  Diluted                                 $     .28     $     .14     $     .12
                                          =========     =========     =========

Weighted average number of
  common shares outstanding:
  Basic                                   5,117,000     5,004,000     4,987,000
                                          =========     =========     =========

  Diluted                                 5,449,000     5,403,000     5,186,000
                                          =========     =========     =========











          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                          Common Stock       Additional               Treasury Stock
                                       -------------------    Paid-in    Retained    ------------------
                                        Shares      Amount    Capital    Earnings    Shares      Cost     Total
                                       --------     ------    -------    --------    ------      ----     -----

Balance at June 1, 1995                5,107,000    $  63    $ 16,961    $ 5,517     16,000    $  (51)   $ 22,490

Issuance of common stock under:
  -  incentive stock option plan          27,000        -          19          -          -         -          19
  -  non-qualified stock option plan       5,000        -           6          -          -         -           6
Income tax benefit from stock
  compensation                                 -        -           9          -          -         -           9
One-for-two reverse stock split                -       (31)        31          -          -         -           -
Purchase of treasury shares                    -        -           -          -    129,000      (247)       (247)
Net income                                     -        -           -        604          -         -         604
                                      ----------    -----    --------    -------    -------    ------    --------

Balance at May 31, 1996                5,139,000       32      17,026      6,121    145,000      (298)     22,881

Issuance of common stock under:
  -  incentive stock option plan           6,000        -           4          -          -         -           4
  -  non-qualified stock option plan      12,000        -          10          -          -         -          10
Issuance of treasury shares upon
 exercise of incentive stock options           -        -         (16)         -     (5,000)       16           -
Income tax benefit from stock
  compensation                                 -        -          11          -          -         -          11
Non-employee stock option buyout               -        -        (138)         -          -         -        (138)
Net income                                     -        -           -        733          -         -         733
                                      ----------    -----    --------    -------    -------    ------    --------

Balance at May 31, 1997                5,157,000       32      16,897      6,854    140,000      (282)     23,501

Issuance of common stock under
  incentive stock option plan              8,000        -          14          -          -         9          14
Issuance of treasury shares upon
 exercise of incentive stock options           -        -         (82)         -    (98,000)      199         117
Income tax benefit from stock
  compensation                                 -        -          34          -          -         -          34
Net income                                     -        -           -      1,520          -         -       1,520
                                      ----------    -----    --------    -------    -------    ------    --------

Balance at May 31, 1998                5,165,000    $  32    $ 16,863    $ 8,374     42,000    $  (83)   $ 25,186
                                      ==========    =====    ========    =======    =======    ======    ========















          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                   Years Ended May 31,
                                                                                     -----------------------------------------------
                                                                                       1998             1997                1996
                                                                                     ---------        ---------          -----------

Cash flows from operating activities:
  Net income                                                                         $   1,520        $     733          $      604
                                                                                     ---------        ---------          ----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       18,172            9,634               6,182
    Recovery of investment in direct financing leases                                    5,200            3,786               6,362
    Proceeds from the sales of leases, net                                              23,536           15,693               8,995
    Provision for losses                                                                   705              365                 430
    Deferred income taxes                                                               (1,300)            (400)               (100)
    Deferred financing costs                                                              (262)            (100)               (118)
    MBank sale proceeds                                                                      -                -              10,800
    Sales-type lease margin                                                               (157)             (69)               (191)
    Decrease (increase) in accounts receivable                                          (3,450)           1,651              (1,947)
    Other                                                                                2,936            1,879              (1,427)
                                                                                     ---------        ---------          ----------
       Total adjustments                                                                45,380           32,439              28,986
                                                                                     ---------        ---------          ----------
Net cash provided by operating activities                                               46,900           33,172              29,590
                                                                                     ---------        ---------          ----------

Cash flows from investing activities:
  Equipment purchased for leasing                                                      (71,495)         (35,798)            (23,979)
  Investment in leased office facility and in capital expenditures                      (1,236)            (452)               (393)
  Net receipts from affiliated public income funds                                       3,427            1,810               1,222
  Acquisition, net of cash acquired                                                       (767)               -                   -
                                                                                     ---------        ---------          ----------
Net cash used for investing activities                                                 (70,071)         (34,440)            (23,150)
                                                                                     ---------        ---------          ----------

Cash flows from financing activities:
  Proceeds from discounting of lease rentals                                            23,127           13,686               8,513
  Principal payments on discounted lease rentals                                       (14,716)         (12,125)             (5,821)
  Proceeds from sales of common stock                                                       14               14                  25
  Purchase of treasury shares                                                                -                -                (247)
  Purchase of non-employee stock options                                                     -             (138)                  -
  Net borrowings (payments) on revolving credit facilities                              25,953            7,507              (2,649)
  Net borrowings (payments) on Term Loan                                                   283           (4,333)             (4,333)
                                                                                     ---------        ---------          ----------
Net cash provided by (used for) financing activities                                    34,661            4,611              (4,512)
                                                                                     ---------        ---------          ----------
Net increase in cash and cash equivalents                                               11,490            3,343               1,928
Cash and cash equivalents at beginning of year                                           6,194            2,851                 923
                                                                                     ---------        ---------          ----------
Cash and cash equivalents at end of year                                             $  17,684        $   6,194          $    2,851
                                                                                     =========        =========          ==========

Supplemental schedule of cash flow information:
  Recourse interest paid                                                             $   2,857        $   1,900          $    2,145
  Non-recourse interest paid                                                             2,892            1,514                 983
  Income taxes paid                                                                        928              183               2,264
  Income tax refunds received                                                               91              602                  83
Supplemental schedule of non-cash investing and financing activities:
  Discounted lease rentals assigned to lenders arising from equipment
    sales transactions                                                                   7,583           24,266              14,095
  Assumption of discounted lease rentals in lease acquisitions                          46,236           22,499              19,324
  Fair value of assets acquired, including cash                                          5,284                -                   -
  Liabilities assumed and incurred in acquisition                                        4,017                -                   -


          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     NATURE OF OPERATIONS

     Capital Associates, Inc. ("the Company") is a commercial finance company engaged in the leasing of a variety of equipment. The Company is principally engaged in (i) the origination of equipment leases with equipment users, including the acquisition of leases initially originated by other lessors (ii) the sale of equipment leases to third parties, (iii) the management and servicing of equipment leases retained by the Company or sold to private investors or other lessors, (iv) the sale and remarketing of equipment as it comes off lease and (v) the sale and servicing of new information technology equipment. During fiscal years 1998 and 1997, the Company originated over $540 million of equipment leases covering over 53,000 items of equipment. The principal market for the Company's activities is the United States.

     During fiscal 1998, the Company acquired DBL, Inc. d/b/a Connecting Point (subsequently renamed Capital Associates Technology Group or "CATG"). CATG provides a wide range of information technology ("IT") services, including procurement of software and PC's and networking equipment, and IT equipment maintenance. CATG was acquired to obtain specific IT equipment expertise which the Company hopes will provide (i) access to new markets which will allow the Company to realize higher residual values and to support lease originations, (ii) greater confidence in pricing and estimating residual values and (iii) the ability to provide enhanced equipment expertise and evaluation services to our customers.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For the Company, these are principally the estimates of residual values, collectibility of accounts receivable and valuation of inventory. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CAI and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.

     The Company has investments in public income funds (the "PIFs", consisting of both general partnership and subordinated limited partnership interests) and other 50%-or-less owned entities. Such investments are primarily accounted for using the equity method.

     The  parent   company's   assets  consist  solely  of  its  investments  in
     subsidiaries, and it has no liabilities separate from its subsidiaries.

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

     INVENTORY

     Inventory consists of the following:

                                                                1998       1997
                                                               ------     ------

     Retail inventory                                          $  985     $   89
     Equipment held for sale or re-lease                          156      1,242
                                                               ------     ------
                                                               $1,141     $1,331
                                                               ======     ======

     Retail inventory consists primarily of information technology hardware and is stated at the lower of cost (first-in, first-out method) or market. Equipment held for sale or re-lease, recorded at the lower of cost or market value less cost to sell, consists of equipment previously leased to end users which has been returned to the Company following lease expiration.

     EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

     STOCK OPTION PLAN

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On June 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of APB Opinion No. 25, as the Company has elected to do, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future fiscal years as if the fair-value-based method defined in SFAS No. 123 had been applied.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, continued
     ------------------------------------------

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), which became effective for periods ending after December 15, 1997. Statement 128 changes the computation and presentation requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period. The adoption of Statement 128 by the Company as of December 31, 1997, did not have a material effect on previously presented earnings per share amounts for previous years.

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company adopted Statement 130 in the fourth quarter of fiscal year 1998. The adoption did not have an impact on its financial reporting.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company plans to adopt Statement 131 in the first quarter of 1999 by reporting operating segment information on Form 10-Q for its leasing and equipment retailing segments.

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

     EQUIPMENT LEASING AND SALES, continued

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

     EQUIPMENT LEASING AND SALES, continued

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

           SERVICING FEES - The Company defers income related to its servicing obligation on certain leases it sells. This income is amortized over the life of the lease and is included in other income.

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

     REVENUE  RECOGNITION  FOR  SALES  OF  INFORMATION  TECHNOLOGY  HARDWARE AND
     SOFTWARE

     Revenue is recognized upon shipment to the customer, if the Company has no significant obligations to the customer after delivery.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, continued
     ------------------------------------------

     ALLOWANCE FOR LOSSES

     An allowance for losses is maintained at levels determined by management to adequately provide for any other- than-temporary declines in asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant, are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

     The Company evaluates the realizability of the carrying value of its investment in its PIFs based upon all estimated future cash flows from the PIFs. As a result of such analyses, certain distributions have been accounted for as a recovery of cost instead of income.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

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

     The $2,140,000 note payable to the sellers earns interest at the rate of 10% per annum and is payable in monthly installments of $58,000 beginning December 12, 1997 through November 12, 2000, and $42,057 beginning December 12, 2000 and continuing through November 12, 2001. The outstanding balance at May 31, 1998 was $1,902,000. Interest expense for fiscal 1998 was approximately $119,000.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $1.7 million (which will increase for any future contingent cash payment), has been recorded as goodwill (included in other assets), and is being amortized on a straight-line basis over 15 years. The amount of goodwill amortized during the fiscal 1998 was approximately $67,000.

     The following unaudited pro-forma information combines the consolidated results of operations of the Company and CATG as if the acquisition had occurred at the beginning of fiscal 1998 and 1997 after giving effect to certain pro-forma adjustments, including adjustments to reflect the amortization of the excess of the purchase price over the fair values of the net assets acquired and increased interest expense. The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations as they would have been had the acquisition been effected on the assumed dates.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Acquisition, continued
     -----------

                                                          Years Ended May 31,
                                                       -------------------------
                                                         1998             1997
                                                       ---------       ---------
     In thousands, except per share data (unaudited)

     Revenue                                           $ 292,000       $ 250,000
     Net income                                            1,400             500
     Earnings per common share:
       Basic                                                 .27             .10
       Diluted                                               .26             .09

3.   Residual  Values and Other  Receivables  Arising from Equipment Under Lease
     ---------------------------------------------------------------------------
     Sold to Private Investors
     -------------------------

     As of May 31, 1998 and 1997, the equipment types for which the Company recorded the present value of the estimated residual values and other receivables arising from sales of equipment under lease to private investors were (in thousands):

                Description                                   1998        1997
                -----------                                 -------      -------

     Material handling                                      $ 2,134      $ 1,869
     Furniture and fixtures                                     605        1,220
     Mining and manufacturing                                    10          881
     Aircraft                                                    71          160
     Other miscellaneous equipment                              360          204
                                                            -------      -------
     Total equipment residuals                                3,180        4,334
     Notes receivable due directly from investors             1,097            -
                                                            -------      -------

                                                            $ 4,277      $ 4,334
                                                            =======      =======

     Residual values arising from equipment under lease sold to private investors were net of an allowance for losses of $64,000 and $157,000 as of May 31, 1998 and 1997, respectively.

4.   Net Investment in DFLs
     ----------------------

     The components of the Company's net investment in DFLs as of May 31, 1998 and 1997 were (in thousands):

                                                             1998         1997
                                                           --------     --------

     Minimum lease payments receivable                     $ 32,264     $ 8,133
     Estimated residual values                                4,217         692
     IDC                                                        336          72
     Less unearned income                                    (5,636)     (1,197)
                                                           --------     -------
                                                           $ 31,181     $ 7,700
                                                           ========     =======

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Leased Equipment, net
     ---------------------

     The Company's investment in equipment under OLs, by major classes, as of May 31, 1998 and 1997 were (in thousands):

                                                             1998         1997
                                                           --------     --------

     Material handling equipment                          $  36,312   $  25,083
     Computers and peripheral computer equipment             45,861      21,776
     Other technology and communication equipment            19,349      21,701
     Furniture and fixtures                                  11,213       7,227
     Other                                                    8,017       4,885
     Aircraft                                                   343       1,327
     IDC                                                      1,128         831
                                                          ---------   ---------
                                                            122,223      82,830
     Less accumulated depreciation                          (16,811)    (10,680)
     Less allowance for losses                                 (587)       (707)
                                                          ---------   ---------
                                                          $ 104,825   $  71,443
                                                          =========   =========

     Depreciation   expense  related  to  leased   equipment  was   $16,907,000,
     $8,662,000,   and  $5,205,000  for  fiscal  years  1998,   1997  and  1996,
     respectively.

6.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases on equipment owned by the Company as of May 31, 1998, are as follows (in thousands):

           Years Ending May 31,                              DFLs          OLs
           --------------------                            --------    ---------

                1999                                       $ 13,610    $  40,003
                2000                                         10,736       33,127
                2001                                          4,752       20,426
                2002                                          1,726       10,167
                2003                                            703        2,801
                Thereafter                                      737        1,870
                                                           --------    ---------
                                                           $ 32,264    $ 108,394
                                                           ========    =========

7.   Significant Customer and Concentration of Credit Risk
     -----------------------------------------------------

     During 1998, no lessee accounted for more than 10% of leasing revenue. During fiscal year 1997 and 1996, leasing revenue from one lessee accounted for 13% and 11%, respectively, of total leasing revenue. In addition, other equipment sales revenue related to equipment leased to that lessee accounted for 30%, 77% and 88% of total other equipment sales revenue during fiscal years 1998, 1997 and 1996, respectively.

     The Company leases various types of equipment to companies in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (i) companies that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (ii) companies, which although not rated by a

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Significant Customer and Concentration of Credit Risk, continued
     -----------------------------------------------------

     recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease. At May 31, 1998, approximately 99% of equipment under OLs and DFLs owned by the Company was leased to companies meeting the above credit criteria.

8.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at May 31, 1998 bear interest at rates between 6% and 16% with a weighted average rate of 8.5%. Aggregate maturities of such non-recourse obligations are (in thousands):

           Years Ending May 31:

                1999                                                  $  48,801
                2000                                                     36,787
                2001                                                     14,322
                2002                                                      2,863
                Thereafter                                                1,538
                                                                      ---------
                                                                      $ 104,311
                                                                      =========

9.   Recourse Bank Debt
     ------------------

     On November 26, 1997, the Company obtained a new $60 million senior, secured debt facility (the "Senior Facility") in the form of a term loan, an acquisition term loan, working capital revolving credit loans ("Working Capital Facility") and warehouse revolving credit loans ("Warehouse Credit Facility"). The lender group consists of the agent bank, First Union National Bank, and participating lenders, BankBoston, N.A., US Bank, Norwest Bank Colorado, N.A., and European America Bank (the "Lender
     Group"). In April 1998, the Lender Group agreed to combine the Term Loan and Acquisition Term Loan into a single term loan ("Term Loan"). The term of the Senior Facility expires on November 25, 1998 and may be renewed annually at the Lender's sole discretion. Interest on the Senior Facility is tied to the Lender Group's prime rate or the LIBOR rate (8.5% and 5.7%, respectively at May 31, 1998) plus the Applicable Margin. The principal terms of the Warehouse Credit Facility and Working Capital Facility are as follows:

                                                 Warehouse           Working
     (Dollars in thousands)                  Credit Facility    Capital Facility
                                             ---------------    ----------------

     Maximum Amount                              $ 51,000            $ 5,000
     Borrowings at May 31, 1998                    38,027              5,000
     Potential availability at May 31, 1998        12,973                  0
     Applicable Prime Rate Margin                       0.0%               .25%
     Applicable LIBOR Rate Margin                       2.5%              2.75%

     The Term Loan commitment amount is $4 million with a four-year amortization schedule to a balloon payment of $2 million after two years. The Term Loan was initially funded in the amount of $2.8 million. As of May 31, 1998, the Term Loan balance was $2,450,000 as a result of scheduled quarterly principal repayments. In July 1998, the Lender Group funded the remaining Term Loan commitment of $1.2 million. The Term Loan bears interest at Prime plus .75%, and principal and interest are payable quarterly in arrears.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Recourse Bank Debt, continued
     ------------------

     The Company is required to pay a quarterly commitment fee equal to .375% of the unused portion of the Working Capital Facility and the Warehouse Credit Facility. The Senior Facility is collateralized by all assets of the Company, except for the assets which collateralize the loan from Deutsche Financial Services ("Deutsche") described below. The Senior Facility contains certain provisions which limit the Company as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, the Company must maintain certain specified financial ratios. The Senior Facility replaces the terminated Bank Facility, which expired under its terms as of November 30, 1997.

     As of May 31, 1998, the Company was in compliance with the terms of the Senior Facility.

     On May 29, 1998, the Company obtained $6 million in committed revolving credit financing from Deutsche for its CATG subsidiary. The loan is collateralized by specific accounts receivable and inventory generated or purchased by CATG. The facility is renewable annually at Deutsche's discretion. The outstanding balance related to this portion of the facility at May 31, 1998 was approximately $1,709,000, which is due on demand. The interest rate associated with this facility is Deutsche's Prime rate (8.5% at May 31, 1998) plus 0.5%.

     The Company is required to pay an annual facility fee of 0.125% of the total commitment. Balances outstanding under the facility are guaranteed by Capital Associates International, Inc. This guaranty obligations is subordinate to the Company's obligations to the Lender Group. The facility contains provisions which require CATG to maintain certain minimum levels of capitalization and liquidity. In addition, the agreement contains a minimum capitalization requirement for the Company.

     As of May 31, 1998, both the Company and its CATG subsidiary were in compliance with the terms of the Deutsche facility.

10.  Related Parties
     ---------------

     PIFs

     The Company sponsors or co-sponsors seven PIFs (five of which purchased equipment under lease from the Company during fiscal year 1998). The Company, through its PIF general partner subsidiaries, acts as either a general partner or co-general partner of each PIF for which it receives general partner distributions and management fees. The Company, through CAII, also acts as the Class B limited partner of each PIF for which it receives Class B limited partner distributions. The Class B limited partner is required to make subordinated limited partnership investments in the PIFs. The Class B limited partner has a maximum remaining obligation to make further cash contributions of approximately $0.2 million, relating solely to CPYF IV. Amounts related to the PIFs for the years ended May 31, were as follows (in thousands):

                                                     1998      1997       1996
                                                   --------   -------    -------

     Equipment sales margin                        $ 1,090    $ 1,442    $ 1,539
     Fees and distributions
       (included in other income)                    3,114      2,453      2,958
     Investment contributions in subordinated
       limited partnership interests                   220        280        260

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Related Parties, continued
     ---------------

     OTHER RELATED PARTIES

     MCC Financial Corporation acquired voting control of the Company during fiscal year 1996. Two executive officers of that company are directors of the Company and members of the Executive Committee of the Board of Directors of the Company. The Company has entered into various agreements with these directors for certain consulting fees and payments of other expenses. During fiscal years 1998 and 1997, the Company paid approximately $650,000 and $810,000, respectively, under these agreements including $150,000 for relocation expenses of one director (who is Chairman of the Board of Directors, President and CEO of the Company) in connection with his relocation to Company headquarters in 1997.


11.  Income Taxes
     ------------

     The components of the income tax expense (benefit) charged to continuing operations were (in thousands):

                                                 1998         1997         1996
                                               ---------     ------      -------
     Current:
       Federal                                 $  1,100     $  240       $  653
       State and local                              200        170         (351)
                                               --------     ------       ------
                                                  1,300        410          302
                                               --------     ------       ------
     Deferred:
       Federal                                   (1,100)      (100)        (501)
       State and local                             (200)      (300)         401
                                               --------     ------       ------
                                                 (1,300)      (400)        (100)
                                               --------     ------       ------

          Total tax provision                  $      0     $   10       $  202
                                               ========     ======       ======

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax income from continuing operations as a result of the following:

                                                 1998        1997         1996
                                                ------      ------       ------

     Computed "expected" tax expense            $  515      $  250       $  272
     State tax provisions, net of federal
       benefits                                     85          40           50
     Reduction in valuation allowance for
       deferred income tax assets                 (600)       (280)        (120)
                                                ------      ------       ------

                                                $    0      $   10       $  202
                                                ======      ======       ======

     Income taxes are provided on income from continuing operations at the appropriate federal and state statutory rates applicable to such earnings.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes, continued
     ------------

     Components of income tax expense attributable to net income before income taxes is as follows (in thousands):

                                                    1998         1997     1996
                                                  --------     -------  --------
     Current:
       Taxes on net income before carryforwards   $  1,600     $  710    $  832
       Benefit of investment tax credit ("ITC")
         carryforward utilized                        (300)      (300)     (530)
                                                  --------     ------    ------
                                                     1,300        410       302
                                                  --------     ------    ------
     Deferred:
       Tax effect of net change in temporary
         differences                                (1,000)      (420)     (510)
       ITC carryforward utilized                       300        300       530
       Decrease in valuation allowance for
         deferred income tax assets                   (600)      (280)     (120)
                                                  --------     ------    ------
                                                    (1,300)      (400)     (100)
                                                  --------     ------    ------

     Provision for income taxes                   $      0     $   10    $  202
                                                  ========     ======    ======

     Significant components of the Company's deferred tax liabilities and assets as of May 31, 1998 and 1997, were as follows (in thousands):

                                                              1998        1997
                                                            --------    --------
     Deferred income tax liabilities:
       Direct finance leases accounted for as operating
         leases for income tax purposes, and equipment
         depreciation for tax purposes in excess of
         financial reporting depreciation                   $  1,000    $     -
       Residual values and other receivables arising
         from equipment under lease sold to private
         investors recognized for financial reporting
         purposes, but not for tax reporting purposes          1,100      1,700
                                                            --------    -------
                Total deferred income tax liabilities          2,100      1,700
                                                            --------    -------
     Deferred income tax assets:
       Other assets and liabilities, net                       2,000        600
       Investment tax credit carryforwards                     1,000      1,300
       AMT credit carryforwards                                3,300      3,300
                                                            --------    -------
              Total deferred income tax assets                 6,300      5,200
     Valuation allowance for deferred income tax assets         (600)    (1,200)
                                                            --------    -------
              Net deferred income tax assets                   5,700      4,000
                                                            --------    -------

     Net deferred income tax asset                          $  3,600    $ 2,300
                                                            ========    =======

     At May 31, 1998, the Company has an ITC carryforward of approximately $1.0 million, which expires from 1999 through 2001, and AMT credits of approximately $3.3 million. Under present federal tax law, AMT credits may be carried forward indefinitely and may be utilized to reduce regular tax liability to an amount equal to AMT liability. Due to a change in control, provisions of the Internal Revenue Code limit the annual future ITC carryforward and AMT credit carryforward utilization to approximately $300,000 per year.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes, continued
     ------------

     The Company has established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the ITC carryforward will be utilized prior to expiration. The valuation allowance was reduced in fiscal 1998 and fiscal 1997 to reflect the utilization of ITC carryforward for which the valuation allowance had previously been provided (approximately $300,000 in each fiscal year). In addition, the valuation allowance was reduced by an additional $300,000 in fiscal 1998 to reflect a reduction in uncertainty about the utilization of ITC carryforward in future years. The reductions in the valuation allowance for fiscal years 1998 and 1997 were recorded in the respective fiscal fourth quarter and resulted in income tax benefits of $464,000 and $227,000, respectively. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.

12.  Preferred Stock and Earnings Per Common Share
     ---------------------------------------------

     PREFERRED STOCK

     The Company has authority to issue 2,500,000 shares of preferred stock at $0.008 par value. At May 31, 1998, no shares of preferred stock had been issued.

     EARNINGS PER COMMON SHARE

     The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share for the years ended May 31:

                                               1998         1997         1996
                                             ---------    ---------    ---------
     Weighted average number of common
       shares - basic                        5,117,000    5,004,000    4,987,000
     Common stock options (utilizing
       treasury stock method)                  332,000      399,000      199,000
                                             ---------    ---------    ---------
     Weighted average number of common
       shares-assuming dilution              5,449,000    5,403,000    5,186,000
                                             =========    =========    =========

     Common stock options totaling 293,500 were not included in the diluted earnings per share calculation for the year ended May 31, 1998 because their effect would have been anti-dilutive.

13.  Stock Options
     -------------

     The Company has a qualified incentive stock option plan whereby stock options may be granted to employees to purchase shares of the Company's common stock at prices equal to the market price of the Company's stock on date of grant. The Company has a non-qualified plan covering all directors except the CEO. Common stock received through the exercise of qualified incentive stock options which are sold by the optionee within eighteen months of grant or one year of exercise result in a tax deduction for the Company equivalent to the taxable gain recognized by the optionee.

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Stock Options, continued
     -------------

     During July 1996, the Company purchased 104,000 outstanding options issued to non-employees at a cost to the Company of $138,000, which was equal to the difference of $2.45 and the exercise price of each option purchased. The cost was reflected as a charge to additional paid-in capital in the accompanying May 31, 1997 consolidated balance sheets. Options generally become exercisable over a four-year period and have a term of ten years.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans. Accordingly, and since the Company awards stock options at fair market value, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value of options at the grant date under SFAS No. 123, the Company's net income and earnings per common and dilutive common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                               1998         1997         1996
                                                           ------------   ---------    ---------

     Net income                              As Reported   $  1,520,000   $ 733,000    $ 604,000
                                             Pro forma     $  1,261,000   $ 667,000    $ 576,000

     Basic earnings per share                As Reported   $       0.30   $    0.15    $    0.12
                                             Pro forma     $       0.25   $    0.13    $    0.12

     Earnings per share assuming dilution    As Reported   $       0.28   $    0.14    $    0.12
                                             Pro forma     $       0.23   $    0.12    $    0.11


     For purposes of calculating the compensation cost in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: no dividend yield; expected volatility of 142%, 111% and 164%; risk free interest rates of 5.62%, 6.58% and 6.40%; and expected lives of five years.

     Additional information on shares subject to options is as follows:


                                                      1998                      1997                        1996
                                              ----------------------  ------------------------   --------------------------
                                                          Weighted-                 Weighted-                    Weighted-
                                               Number      average      Number       average      Number         average
                                                of         Exercise       of         Exercise       of           Exercise
                                               Options      Price       Options       Price       Options         Price
                                              --------   -----------  ----------   -----------  ----------      -----------

      Outstanding at beginning of year         649,000     $ 1.47       693,000     $ 1.23       1,047,000        $ 1.10
      Granted                                  349,000       3.99        90,000       2.88         130,000          1.62
      Exercised                               (112,000)      1.18       (19,000)       .81         (32,000)          .94
      Purchased                                     -           -      (104,000)      1.13        (401,000)          .94
      Forfeited                                 (5,000)      2.97       (11,000)      2.10         (51,000)         1.24
                                             ---------                ---------                -----------
      Outstanding at the end of the year       881,000       2.50       649,000       1.47         693,000          1.23
                                             =========                =========                ===========

      Options exercisable at year-end          542,000                  606,000                    641,000
      Weighted-average fair value of
           options granted during the year   $    3.60                $    2.35                $      1.53


                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Stock Options, continued
     -------------

     The following table summarizes information about stock options outstanding at May 31, 1998:

                                Options Outstanding         Options Exercisable
                        ---------------------------------   --------------------
                                   Weighted-
                                    average     Weighted-              Weighted-
                         Number    Remaining     average     Number    average
        Range of           of     Contractual   Exercise       of      Exercise
     Exercise Prices    Options      Life        Price       Options    Price
     ---------------    -------   -----------   ---------    -------   ---------

     $ 0.01 - $ 1.00     71,000    3.5 years    $ 0.73        71,000    $ 0.73
     $ 1.01 - $ 2.00    334,000    3.8 years      1.26       334,000      1.26
     $ 2.01 - $ 3.00    127,000    7.1 years      2.65        97,000      2.54
     $ 3.01 - $ 4.00     55,000    9.0 years      3.25        40,000      3.25
     $ 4.01 - $ 5.00    294,000    9.9 years      4.13             -         -
                        -------                              -------
                        881,000    6.6 years      2.50       542,000      1.57
                        =======                              =======

14.  Employee Benefit Plan
     ---------------------

     The Company has a defined contribution retirement plan whereby employees who have completed six months of service may contribute up to 15% of their annual salaries. The Company will match 50% of non-highly compensated employees contributions subject to a maximum of the lesser of (i) 4% of the employee's eligible compensation or (ii) $1,000. The Company contributed approximately $45,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

15.  Quarterly Financial Data (unaudited)
     ------------------------------------

     The  following   information   has  not  been  reviewed  by  the  Company's
     independent auditors. Summarized quarterly financial data for the years ended May 31, 1998 and 1997 are (in thousands, except per share data):


      Fiscal Year 1998:    Total Revenue     Net Income   Basic Income Per Share
      -----------------    -------------     ----------   ----------------------

      First quarter          $ 42,038          $ 141             $ .03
      Second quarter           73,239            735               .15
      Third quarter            82,309            515               .10
      Fourth quarter           83,488            129               .03

      Fiscal Year 1997:    Total Revenue     Net Income   Basic Income Per Share
      -----------------    -------------     ----------   ----------------------

      First quarter          $ 36,967          $ 138             $ .03
      Second quarter           69,611            246               .05
      Third quarter            74,002            298               .06
      Fourth quarter           46,954             51               .01

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Legal Proceedings
     -----------------

     The Company is involved in the following legal proceedings:

     a. The Company was involved in certain arbitration proceedings pursuant to the requirements of the National Association of Securities Dealers ("NASD"), representing three claims against CAI Securities Corporation, a wholly owned subsidiary of the Company. All three claims alleged breach of fiduciary duty, breach of contract, negligence and misrepresentation with regard to the sale of limited partnership units in Leastec Income Fund V ("LIFV"), a limited partnership whose general partner is a wholly owned subsidiary of the Company. The three claims involved investments in LIFV of approximately $625,000 and sought damages of $838,000 and special punitive and exemplary damages (one claim specified $1,500,000 in such damages while the other two claims did not specify an amount). All three claims were brought by the same company on behalf of three investors. Management believed that it had good and substantial defenses against these claims and that the Company's subsidiary would prevail.

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

          In June 1998, the second of these claims, which alleged the same claims and sought $176,000 in compensatory damages and an unspecified amount in punitive damages, was heard and the arbitration panel again found for the Company's subsidiary, so that no award was due to the Claimants under any of their claims. The claimants were assessed $8,100 in forum fees by the NASD for the arbitration proceeding. Also in June 1998, shortly after the decision in the second case, the Company's subsidiary obtained a settlement of the third case by payment to the claimant's representative of a de minimus settlement amount which the Company believes was less than travel costs which would have been incurred related to the arbitration hearing.

     b. The Company is involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

17.  Commitments
     -----------

     The Company leases office space under long-term and short-term non-cancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $650,000, $502,000, and $425,000 for fiscal years 1998, 1997 and 1996, respectively.

     Minimum future rental payments required by such leases are as follows (in thousands):

           Years Ending May 31,

              1999                                      $   592
              2000                                          445
              2001                                          447
                                                        -------
                                                        $ 1,484
                                                        =======

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

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

     The carrying amounts at May 31, 1998 for cash and cash equivalents, accounts receivable, recourse bank debt, accounts payable-equipment purchases and accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

     As of May 31, 1998, discounted lease rentals and discounted lease rentals assigned to lenders arising from equipment sale transactions of
     $104,311,000 and $37,626,000, respectively, have fair values of $109,240,000 and $42,555,000, respectively. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of May 31, 1998.

19.  Year 2000 Issues
     ----------------

     The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the Company's software have already been updated to software which correctly accounts for the Year 2000. In addition, the Company is engaged in a system conversion, whereby the Company's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The Company does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. In addition, the Company does not expect any Year 2000 issues relating to its customers and vendors will have a material effect on its financial position or results of operations. The Company expensed all amounts related to its review of the Year 2000 issue. Amounts expended to date to address the Year 2000 issue have been immaterial.

                          INDEPENDENT AUDITORS' REPORT









The Stockholders and Directors
Capital Associates, Inc.:

Under date of July 14, 1998, we reported on the consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998, as contained in the Company's annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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





                                              KPMG Peat Marwick LLP

                                              /s/KPMG Peat Marwick LLP
                                              ------------------------

Denver, Colorado
July 14, 1998

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                 for the Years Ended May 31, 1998, 1997 and 1996
                                 (in thousands)



     COLUMN A                                   COLUMN B      COLUMN C       COLUMN D         COLUMN E
     --------                                  ----------    ----------    -------------     ----------
                                               Balance at    Charged to                        Balance
                                                Beginning    Costs and                        at End of
     Description                               of Period      Expenses     Deductions<F1>      Period
     -----------                               ----------    ----------    -------------     ----------


Year ended May 31, 1998:
Allowance for doubtful accounts:
-  accounts receivable                          $    30        $  60          $      -         $    90
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors            157            -               (93)             64
-  leased equipment                                 707          645              (765)            587
                                                -------        -----          --------         -------

                                                $   894        $ 705          $   (858)        $   741
                                                =======        =====          ========         =======

Year ended May 31, 1997:
Allowance for doubtful accounts:
-  accounts receivable                          $    44        $   -          $    (14)        $     30
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors            258            -              (101)             157
-  leased equipment                               1,120          365              (778)             707
                                                -------        -----          --------         --------

                                                $ 1,422        $ 365          $   (893)        $    894
                                                =======        =====          ========         ========


Year ended May 31, 1996:
Allowance for doubtful accounts:
-  accounts receivable                          $    48        $   -          $     (4)        $    44
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors          1,654          524            (1,920)            258
-  leased equipment                               2,416          (94)<F2>       (1,202)          1,120
                                                -------        -----          --------         -------

                                                $ 4,118        $ 430          $ (3,126)        $ 1,422
                                                =======        =====          ========         =======



<F1> Principally charge-offs of assets against the established allowances.

<F2> Includes $750,000 recovery from litigation settlement.





                 See accompanying independent auditors' report.