Form 10-Q
period 1998-08-31
CAPITAL ASSOCIATES INC
filed 1998-10-14
CIK 804188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's $.008 par value common stock at October 2, 1998, was 5,125,444.



                             Exhibit Index - Page 16

                                     1 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - August 31, 1998 and May 31, 1998    3

           Consolidated Statements of Income - Three Months Ended
                    August 31, 1998 and 1997                                 4

           Consolidated Statements of Cash Flows - Three Months Ended
                    August 31, 1998 and 1997                                 5

           Notes to Consolidated Financial Statements                      6 - 7


  Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8 - 15


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                16

  Item 6.  Exhibits and Reports on Form 8-K                                 16

           Exhibit Index                                                    17

           Signature                                                        18


                                     2 of 18

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                     ASSETS

                                                          August 31,    May 31,
                                                            1998         1998
                                                         -----------  ----------

Cash and cash equivalents                                $   4,095    $  17,684
Receivables from affiliated limited partnerships               270          352
Accounts receivable, net                                     5,248        5,835
Inventory                                                    1,653        1,141
Residual values arising from equipment under
  lease sold to private investors, net                       3,156        4,277
Net investment in direct finance leases                     30,731       31,181
Leased equipment, net                                       97,715      104,825
Investments in affiliated limited partnerships               3,312        3,589
Deferred income taxes                                        3,649        3,600
Other assets                                                 4,711        4,883
Discounted lease rentals assigned to lenders
    arising from equipment sale transactions                32,915       37,626
                                                         ---------    ---------
                                                         $ 187,455    $ 214,993
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                            $  32,811    $  49,088
Accounts payable - equipment purchases                      21,156       25,029
Accounts payable and other liabilities                      10,104       11,379
Discounted lease rentals                                    98,055      104,311
                                                         ---------    ---------
                                                           162,126      189,807
                                                         ---------    ---------
Stockholders' equity:
    Common stock                                                32           32
    Additional paid-in capital                              16,863       16,863
    Retained earnings                                        8,517        8,374
    Treasury stock                                             (83)         (83)
                                                         ---------    ---------
Total stockholders' equity                                  25,329       25,186
                                                         ---------    ---------
                                                         $ 187,455    $ 214,993
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

                                     3 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                                            Three Months Ended
                                                         -----------------------
                                                         August 31,   August 31,
                                                           1998          1997
                                                         ----------   ----------
Revenue:
   Equipment sales to PIFs                               $    8,029   $   11,382
   Other equipment sales                                     48,614       24,475
   Leasing                                                    9,115        4,417
   Interest                                                     879          955
   Other                                                      1,323          809
                                                         ----------   ----------
Total revenue                                                67,960       42,038
                                                         ----------   ----------

Costs and expenses:
   Equipment sales to PIFs                                    7,865       11,116
   Other equipment sales                                     47,164       23,421
   Leasing                                                    5,905        2,804
   Operating and other expenses                               3,668        2,490
   Provision for losses                                          25          170
Interest:
     Non-recourse debt                                        2,148        1,349
     Recourse debt                                            1,028          500
                                                         ----------   ----------
Total costs and expenses                                     67,803       41,850
                                                         ----------   ----------

Net income before income taxes                                  157          188
Income tax expense                                               14           47
                                                         ----------   ----------
Net income                                               $      143   $      141
                                                         ==========   ==========

Earnings per common share:
   Basic                                                 $     0.03   $     0.03
                                                         ==========   ==========
   Diluted                                               $     0.03   $     0.03
                                                         ==========   ==========

Weighted average number of common shares outstanding:
   Basic                                                  5,122,000    5,016,000
                                                         ==========   ==========
   Diluted                                                5,463,000    5,357,000
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

                                     4 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Three Months Ended
                                                         -----------------------
                                                         August 31,   August 31,
                                                           1998          1997
                                                         ----------   ----------

Net cash provided by operating activities                  $ 44,373    $ 14,920
                                                           --------    --------

Cash flows from investing activities:
   Equipment purchased for leasing, net                     (44,679)    (14,575)
   Investment in leased office facility and capital
     expenditures                                               (62)       (206)
   Net receipts from affiliated public income funds             277         643
                                                           --------    --------
Net cash used for investing activities                      (44,464)    (14,138)
                                                           --------    --------

Cash flows from financing activities:
   Proceeds from securitization                              10,527           -
   Proceeds from discounting of lease rentals                     -       4,921
   Principal payments on discounted lease rentals            (6,084)     (2,467)
   Net payments on revolving credit facilities              (18,739)     (3,015)
   Net borrowings (payments) on Term Loan                       798      (1,084)
                                                           --------    --------
Net cash used for financing activities                      (13,498)     (1,645)
                                                           --------    --------

Net decrease in cash and cash equivalents                   (13,589)       (863)
Cash and cash equivalents at beginning of period             17,684       6,194
                                                           --------    --------
Cash and cash equivalents at end of period                 $  4,095    $  5,331
                                                           ========    ========

Supplemental schedule of cash flow information:
   Recourse interest paid                                  $  1,028    $    500
   Non-recourse interest paid                                 1,271         394
   Income taxes paid                                             42          77
   Income tax refunds received                                    -          67
Supplemental schedule of non-cash investing and
  financing activities:
    Discounted lease rentals assigned to lenders
      arising from equipment sales transactions               6,269         949











                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (the "1998 Form 10-K"), previously filed with the Securities and Exchange Commission.

     The balance sheet at May 31, 1998 has been derived from the audited financial statements included in the Company's 1998 Form 10-K.

2.   Securitization Facility
     -----------------------

     The Company established a securitization facility (the "Securitization Facility") in August 1998 through a wholly-owned special purpose subsidiary ("SPS") which purchased from the Company equipment leases and related lease rental payments. The SPS in turn borrowed from Concord Minuteman Capital Company, LLC, a commercial paper conduit entity, as Senior Lender, and Key Corporate Capital, Inc., as Junior Lender based on the present value of the lease rental payments, after being discounted by various factors. The Securitization Facility has a term of 364 days. The Securitization Facility is comprised of a senior loan with a maximum principal amount of $50,000,000 ("Senior Loan") a junior loan with a maximum principal amount of $5,000,000 ("Junior Loan") and a residual loan with a maximum principal amount of $10,000,000 ("Residual Loan").

     The Senior Loan and the Junior Loan are each a revolving securitization supported by a security interest in the SPS's ownership of leases and the related lease rental payments. The SPS is required to enter into interest rate hedges to provide protection against increasing interest rates attributable to the outstanding Senior and Junior Loans. The Senior Loan and the Junior Loan are each repaid out of the collections from the rental payments attributable to the leases and are recourse only to the extent of the underlying leases. The Senior and Junior Loans are included with "Discounted lease rentals" in the accompanying Consolidated Balance Sheets.

     The Residual Loan by Key Corporate Capital, Inc. is secured by the residual value of the equipment acquired by the SPS and is expected to be repaid from the proceeds related to any remarketing of the equipment. As the SPS borrows money under the Residual Loan, the SPS lends those funds to the Company. The loan to the Company is evidenced by a demand promissory note which can be called only in the event of certain bankruptcy or insolvency events relating to the Company, or if the remarketing proceeds from the equipment, together with any other funds that the SPS has available to it after payment of amounts owed to the Senior and Junior Lenders are inadequate to pay the amounts then due on the Residual Loan. The Residual Loan is included with "Recourse debt" in the accompanying Consolidated Balance Sheets.

                                     6 of 18

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Securitization Facility, continued
     -----------------------

     The Company will service the leases subject to the Securitization Facility and has been appointed the remarketer of the equipment that secures the Residual Loan. The Securitization Facility terminates and the right of the Company to continue as servicer and remarketer terminates, upon the occurrence of various events, including the Company's failure to maintain certain financial ratios and defaults under other indebtedness of the Company.

     The Company had outstanding approximately $8.9 million under the Senior and Junior Loan and $1.7 million under the Residual Loan on August 31, 1998. Interest on the Senior Loan is equal to the LIBO rate. Interest on the Junior Loan is the LIBO rate plus 2.8% per annum. Interest on the Residual Loan is equal to the LIBO rate plus 3.25% per annum.






                                     7 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


I.   Results of Operations
     ---------------------

     General Comments

     Several  factors cause  operating  results to fluctuate,  including (i) the seasonality of lease originations, (ii) variations in the relative percentages of the Company's leases entered into during the period which are classified as DFLs or OLs, or are sold for fee income and (iii) the level of fee income obtained from the sale of leases in excess of lease equipment cost. The Company varies the volume of originated leases held relative to leases sold to private investors when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration, residual risk and its fiduciary duty to originate leases for its PIFs.

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

     The Company continues to evaluate additional sources of capital (including sources such as a private debt placement or a public debt offering) which would provide the liquidity necessary to significantly add leases to its own portfolio. The goal of such financing would be to expand the availability of capital. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Should the Company be successful in identifying and closing on new sources of capital (for which no assurance can be given), it intends to grow its own lease portfolio.









                                     8 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Lease Originations

     Presented below is a schedule showing volume and placement of new lease originations during the three months ended August 31, 1998 and August 31, 1997, respectively (in thousands):

                                                            Three Months Ended
                                                          ----------------------
                                                          August 31,  August 31,
                                                             1998        1997
                                                          ----------  ----------
     Placement of lease originations:
       Equipment under lease sold to private investors      $40,000    $14,000
       Leases added to the Company's lease portfolio
         (a significant portion of which will
          subsequently be sold)                               4,000      8,000
       Equipment under lease sold to PIFs                     8,000     11,000
                                                            -------    -------
     Total lease origination volume                         $52,000    $33,000
                                                            =======    =======

     Interim Financial Results

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income prepared solely to facilitate the discussion of results of operations that follows (in thousands):

                                        Condensed Consolidated
                                         Statements of Income      The Effect on
                                      for the Three Months Ended   Net Income of
                                            August 31,              of Changes
                                      --------------------------     Between
                                         1998           1997          Years
                                      ----------     -----------   -------------

     Equipment sales margin             $ 1,614       $ 1,320        $   294
     Leasing margin                       3,210         1,613          1,597
     Other income                         1,323           809            514
     Operating and other expenses        (3,668)       (2,490)        (1,178)
     Provision for losses                   (25)         (170)           145
     Interest expense, net               (2,297)         (894)        (1,403)
     Income taxes                           (14)          (47)            33
                                        -------       -------        -------

       Net income                       $   143       $   141        $     2
                                        =======       =======        =======



                                     9 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES

     Equipment sales revenue and the related equipment sales margin consists of the following (in thousands):


                                                               Three Months Ended
                                                   ------------------------------------------      Increase
                                                     August 31, 1998        August 31, 1997       (Decrease)
                                                   --------------------   -------------------   -----------------
                                                    Revenue     Margin     Revenue     Margin    Revenue   Margin
                                                   --------    --------   --------    -------   --------  -------
     Transactions during initial lease term:
       Equipment under lease sold to private
         investors                                 $ 39,663    $   449    $ 23,768   $   432    $ 15,895   $   17
       Equipment under lease sold to PIFs             8,029        164      11,382       266      (3,353)    (102)
                                                   --------    -------    --------   -------    --------   ------
                                                     47,692        613      35,150       698      12,542      (85)
                                                   --------    -------    --------   -------    --------   ------
     Transactions subsequent to initial
       lease term (remarketing revenue):
       Sales of off-lease equipment                   1,897        129         128        43       1,769       86
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                              97         97         579       579        (482)    (482)
                                                   --------    -------    --------   -------    --------   ------
                                                      1,994        226         707       622       1,287     (396)
       Deduct related provision for losses                -        (25)          -      (170)          -      145
                                                   --------    -------    --------   -------    --------   ------
       Realizations of value in excess of
         provision for losses                         1,994        201         707       452       1,287     (251)
       Add back related provision for losses              -         25           -       170           -     (145)
                                                   --------    -------    --------   -------    --------   ------
                                                      1,994        226         707       622       1,287     (396)
                                                   --------    -------    --------   -------    --------   ------
     CATG sales                                       6,957        775           -         -       6,957      775
                                                   --------    -------    --------   -------    --------   ------
     Total equipment sales                         $ 56,643    $ 1,614    $ 35,857   $ 1,320    $ 20,786   $  294
                                                   ========    =======    ========   =======    ========   ======



     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors increased principally because of the sales to new private investment programs which have been developed during the last year. In addition, leases previously sold to the PIFs are being sold to private investors or are being retained by the Company.

     During the three months ended August 31, 1998 and 1997, other equipment sales revenue related to equipment leased to one lessee accounted for 29% and 33%, respectively, of total other equipment sales revenue.

     Equipment Sales to PIF's
     ------------------------

     Equipment sales to the PIFs decreased and are expected to decrease further because three of the PIFs are in their planned liquidation stage. Once a PIF enters the liquidation stage, it no longer acquires equipment under lease. Two PIFs are in their reinvestment stage and are actively acquiring leases.

     In February 1998, the Company sold the remaining publicly offered units in Capital Preferred Yield Fund-IV, L.P. The Company has elected not to organize additional PIFs. As such, equipment sales to the PIFs will continue to decline.


                                    10 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past six years. The remarketing of equipment for an amount greater than its book value is reported as part of equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until remarketing after the expiration of the initial lease term). As shown in the table above, the realizations from sales exceeded the provision for losses during the three months ended August 31, 1998 and August 31, 1997 even without considering realizations from remarketing activities recorded as leasing margin.

     The level of remarketing revenue is dependent upon the amount of lease equipment available for remarketing each fiscal quarter as leases in the Company's portfolio reach the end-of-term. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years).

     Because the amount of leases added to the Company's portfolio in the past which is now maturing has not been significant, the amount of leased equipment available for remarketing is not consistent between quarters and therefore the amount of remarketing revenue may vary significantly between quarters. It is expected that the quarterly variations will continue until the Company's held portfolio is increased to a significant level.

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

     The provision for losses recorded during the three months ended August 31, 1998 primarily related to other-than-temporary declines in the value of equipment which occurred primarily because lessees returned equipment to the Company at the end of leases. The Company had previously expected to realize the carrying value of such equipment through lease renewals and proceeds from sales of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties is considerably less than was anticipated.


                                    11 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                                      Three Months Ended
                                                  --------------------------
                                                  August 31,      August 31,
                                                    1998             1997
                                                  ----------      ----------

     Leasing revenue                               $ 9,115         $ 4,417
     Leasing costs and expenses                     (5,905)         (2,804)
                                                   -------         -------
         Leasing margin                            $ 3,210         $ 1,613
                                                   =======         =======
         Leasing margin ratio                           35%             37%
                                                   =======         =======

     The increase in leasing revenue and leasing costs during the three months ended August 31, 1998, compared to the three months ended August 31, 1997 is primarily due to growth in the Company's lease portfolio. During the three months ended August 31, 1998, no lessee accounted for more than 10% of total leasing revenue. During the three months ended August 31, 1997, payments from one lessee accounted for 11% of total leasing revenue.

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

     OTHER INCOME

     Other Income consists of the following (in thousands):

                                                            Three Months Ended
                                                          ----------------------
                                                          August 31,  August 31,
                                                             1998         1997
                                                          ----------  ----------

     Fees and distributions from the Company-sponsored PIFs  $  541     $  680
     Fees from private leasing programs                         318         44
     Other                                                      464         85
                                                             ------     ------
                                                             $1,323     $  809
                                                             ======     ======

     OPERATING AND OTHER EXPENSES

     The aggregate amount of operating and other expenses increased approximately $1,178,000 for the three months ended August 31, 1998, compared to the three months ended August 31, 1997. Approximately $567,000 of the increase is due to the acquisition of CATG described in Footnote 2 of Notes to Consolidated Financial Statements included in Form 10-K for the fiscal year ended May 31, 1998. The remaining increase is primarily due to the on-going investment in the Company's marketing and administrative infrastructure including costs associated with the increase in marketing personnel and costs associated with the conversion of the Company's leasing software.

                                    12 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations, continued
     ---------------------

     INTEREST EXPENSE, NET

     Interest expense, net consists of the following:

                                                        Three Months Ended
                                                            August 31,
                                                      ---------------------
                                                        1998         1997
                                                      -------      --------

     Interest income                                  $  (879)     $  (955)
     Non-recourse interest expense                      2,148        1,349
                                                      -------      -------
         Net non-recourse interest expense              1,269          394
     Recourse interest expense                          1,028          500
                                                      -------      -------
         Interest expense, net                        $ 2,297      $   894
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

     Interest expense, net increased during the three months ended August 31, 1998 compared to the three months ended August 31, 1997 primarily due to increased borrowings under the Company's Warehouse Facility used to fund the growth in the number of leases the Company holds for sale to private investors.

     INCOME TAXES

     Income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%, adjusted for a reduction in the valuation allowance for deferred income tax assets to reflect a reduction in uncertainty about the utilization of the AMT credit carryforward in future years as a result of the Company's recurring profitable results of operations (see Note 10 to Notes to Consolidated Financial Statements in the 1998 Form 10-K). The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.

II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to PIFs or Private Investors), the Securitization Facility, non-recourse debt, recourse bank debt rents, fees and distributions from PIFs, and sales or re-leases of equipment after the expiration of the initial lease terms. In addition, the Company finances receivables of its CATG subsidiary primarily under an agreement with a specialized finance company. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

                                    13 of 18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


II.  Liquidity and Capital Resources, continued
     -------------------------------


     The Company finances leases for its own portfolio utilizing the Securitization Facility described in Note 2 to Notes to Consolidated Financial Statements. The Company's ability to finance leases under the Securitization Facility will depend upon a number of factors, including general conditions in the credit markets and the ability of the Company to originate equipment leases which satisfy eligibility requirements set forth in the Securitization Facility documents. There can be no assurance that the Company will continue to originate eligible equipment leases.

III. Year 2000 Issue
     ---------------

     The Company has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the Company's software has already been updated to correctly account for the Year 2000 issue. In addition, the Company is engaged in a system conversion, whereby the Company's primary lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The Company expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The Company does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the Company has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the Company does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations. The Company expensed all amounts related to its review of the Year 2000 issue. Amounts expended to date to address the Year 2000 issue have been immaterial.


IV.  New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Company plans to adopt Statement 133 in the first fiscal quarter of fiscal year 2001 by redesignating and documenting all hedging relationship pursuant to the provision of Statement 133.

     The Company's hedging activities are limited to the floating-to-fixed interest rate swap acquired in connection with the Securitization Facility. That hedge is designed to effectively hedge the exposure to interest rate changes. As such, the impact of adoption of SFAS 133 is not expected to be material.




                                    14 of 18

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

                                    15 of 18

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a.      Exhibits
                --------

        b.      Reports on Form 8-K
                -------------------

                 None


                                    16 of 18

Item No.                          Exhibit Index
--------                          -------------


27      Financial Data Schedule





                                    17 of 18

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CAPITAL ASSOCIATES, INC.
                                             Registrant


Date:  October 14, 1998                      By: /s/Anthony M. DiPaolo
                                                 ---------------------
                                                 Anthony M. DiPaolo,
                                                 Senior Vice-President and
                                                 Chief Financial Officer


























                                    18 of 18