Form 10-Q/A
period 1998-08-31
CAPITAL ASSOCIATES INC
filed 1998-10-15
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



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

       Registrant's telephone number, including area code: (303) 980-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----.
The number of shares outstanding of the Registrant's $.008 par value common stock at October 2, 1998, was 5,125,444.

Item No.                            Exhibit Index
--------                            -------------


10.64   Amendment  to  the  Business  Financing   Agreement  and  Agreement  for
        Wholesale Financing dated July 15, 1991 between Capital Associates Technology Group, Inc. and Deutsche Financial Services Corporation.

10.65 Credit Agreement dated as of August 19, 1998 among CAI Lease Securitization-II Corp., as Borrower, Capital Associates International, Inc., as Servicer, Concord Minutemen Capital Company, LLC, as Senior Lender and Key Corporate Capital Inc., as Junior Lender, as Residual Lender and as Agent.

10.66 Lease Receivables Sale and Contribution Agreement dated as of August 19, 1998 between CAI Lease Securitization-II Corp. as the Buyer and Capital Associates International, Inc. as the Originator.

10.67 Custody Agreement between CAI Lease Securitization-II Corp. as Borrower, Capital Associates International, Inc. as the Originator, Key Corporate Capital Inc. as Agent and Bankers Trust Company dated August 19, 1998 requesting Bankers Trust Company to act as Collateral Custodian and hold financial instruments on behalf of all parties.

10.68 International Swap Dealers Association, Inc. (ISDA) Master Agreement dated as of August 24, 1998 between KeyBank National Association and CAI Lease Securitization-II Corp.

10.69 Schedule to the ISDA Master Agreement dated as of August 19, 1998 between KeyBank National Association and CAI Lease Securitization-II Corp.

27      Financial Data Schedule

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPITAL ASSOCIATES, INC.
                                         Registrant


Date:  October 15, 1998                  By: /s/Anthony M. DiPaolo
                                             ---------------------
                                             Anthony M. DiPaolo,
                                             Senior Vice-President and
                                             Chief Financial Officer