Form 10-Q
period 1998-11-30
CAPITAL ASSOCIATES INC
filed 1999-01-15
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1998

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

The number of shares outstanding of the Registrant's $.008 par value common stock at January 12, 1999, was 5,211,757.



                             Exhibit Index - Page 18

                                     1 of 19

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                           NUMBER

     Item 1.  Financial Statements

              Consolidated Balance Sheets - November 30, 1998 (Unaudited)
                 and May 31, 1998                                            3

              Consolidated Statements of Income - Three and Six Months
                 Ended November 30, 1998 and 1997 (Unaudited)                4

              Consolidated Statements of Cash Flows - Six Months Ended
                 November 30, 1998 and 1997 (Unaudited)                      5

              Notes to Consolidated Financial Statements                   6 - 7


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8 - 16


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             17

     Item 6.  Exhibits and Reports on Form 8-K                              17

              Exhibit Index                                                 18

              Signature                                                     19


                                     2 of 19

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                         (Unaudited)
                                                        November 30,    May 31,
                                                           1998          1998
                                                        ------------  ---------

Cash and cash equivalents                                $   3,955    $  17,684
Receivables from affiliated limited partnerships               308          352
Accounts receivable, net                                     5,898        5,835
Inventory                                                    1,997        1,141
Residual values and other receivables arising from
  equipment under lease sold to private investors, net       7,507        4,277
Net investment in direct finance leases                     28,329       31,181
Leased equipment, net                                      129,896      104,825
Investments in affiliated limited partnerships               2,582        3,589
Deferred income taxes                                        3,699        3,600
Other assets                                                 4,477        4,883
Discounted lease rentals assigned to lenders
    arising from equipment sale transactions                23,825       37,626
                                                         ---------    ---------
                                                         $ 212,473    $ 214,993
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                            $  53,029    $  49,088
Accounts payable - equipment purchases                      34,050       25,029
Accounts payable and other liabilities                      14,607       11,379
Discounted lease rentals                                    85,309      104,311
                                                         ---------    ---------
                                                           186,995      189,807
                                                         ---------    ---------
Stockholders' equity:
    Common stock                                                32           32
    Additional paid-in capital                              16,866       16,863
    Retained earnings                                        8,663        8,374
    Treasury stock                                             (83)         (83)
                                                         ---------    ---------
Total stockholders' equity                                  25,478       25,186
                                                         ---------    ---------
                                                         $ 212,473    $ 214,993
                                                         =========    =========








                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                     3 of 19

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                    Three Months Ended       Six Months Ended
                                       November 30,            November 30,
                                  ---------------------   ---------------------
                                    1998        1997         1998        1997
                                  ---------   ---------   ---------   ---------

Revenue:
  Equipment sales to PIFs         $   3,316   $  12,321   $  11,344   $  23,703
  Other equipment sales              38,897      54,458      87,512      78,933
  Leasing                             8,534       4,132      17,649       8,549
  Interest                              746         937       1,624       1,892
  Other                               1,065       1,391       2,388       2,200
                                  ---------   ---------   ---------   ---------
Total revenue                        52,558      73,239     120,517     115,277
                                  ---------   ---------   ---------   ---------

Costs and expenses:
  Equipment sales to PIFs             3,230      12,057      11,095      23,173
  Other equipment sales              37,183      52,747      84,347      76,168
  Leasing                             5,679       2,849      11,584       5,653
  Operating and other expenses        3,404       2,603       7,072       5,093
  Provision for losses                   25         230          50         400
Interest:
  Non-recourse debt                   2,053       1,318       4,200       2,667
  Recourse debt                         823         455       1,851         955
                                  ---------   ---------   ---------   ---------
Total costs and expenses             52,397      72,259     120,199     114,109
                                  ---------   ---------   ---------   ---------

Net income before income taxes          161         980         318       1,168
Income tax expense                       15         245          29         292
                                  ---------   ---------   ---------   ---------
Net income                        $     146   $     735   $     289   $     876
                                  =========   =========   =========   =========

Earnings per common share:
   Basic                          $    0.03   $    0.15   $    0.06   $    0.17
                                  =========   =========   =========   =========
   Diluted                        $    0.03   $    0.14   $    0.05   $    0.16
                                  =========   =========   =========   =========

Weighted average number of
   common shares outstanding:
   Basic                          5,149,000   5,036,000   5,129,000   5,031,000
                                  =========   =========   =========   =========
   Diluted                        5,419,000   5,383,000   5,398,000   5,374,000
                                  =========   =========   =========   =========









                   The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 19

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                          ---------------------
                                                               November 30,
                                                            1998         1997
                                                          ---------   ---------

Net cash provided by operating activities                 $  42,442   $  27,007
                                                          ---------   ---------

Cash flows from investing activities:
  Equipment purchased for leasing, net                      (41,740)    (23,084)
  Investment in leased office facility and
    capital expenditures                                       (377)       (371)
   Net receipts from affiliated public income funds           1,007         544
                                                          ---------   ---------
Net cash used for investing activities                      (41,110)    (22,911)
                                                          ---------   ---------

Cash flows from financing activities:
  Proceeds from securitization                               10,527           -
  Principal payments on securitization                         (735)          -
  Proceeds from discounting of lease rentals                      -       5,334
  Principal payments on discounted lease rentals            (27,133)     (5,456)
  Proceeds from sales of common stock                             3          25
  Net borrowings (payments) on revolving credit
    facilities                                                1,609        (965)
  Net borrowings on Term Loan                                   668         633
                                                          ---------   ---------
Net cash used for financing activities                      (15,061)       (429)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents        (13,729)      3,667
Cash and cash equivalents at beginning of period             17,684       6,194
                                                          ---------   ---------
Cash and cash equivalents at end of period                $   3,955   $   9,861
                                                          =========   =========

Supplemental schedule of cash flow information:
  Recourse interest paid                                  $   1,851   $     955
  Non-recourse interest paid                                  2,375         776
  Income taxes paid                                              57         225
  Income tax refunds received                                   260          70
Supplemental schedule of non-cash investing and
  financing activities:
  Discounted lease rentals assigned to lenders
    arising from equipment sale transactions                  6,973         942









                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 19

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

     The balance sheet at May 31, 1998 was derived from the audited financial statements included in the Company's 1998 Form 10-K.

2.   Securitization Facility
     -----------------------

     The Company established a securitization facility (the "Securitization Facility") in August 1998 through a wholly-owned special purpose subsidiary ("SPS") which purchased from the Company equipment leases and related lease rental payments. The SPS in turn borrowed from Concord Minuteman Capital Company, LLC, a commercial paper conduit entity, as Senior Lender, and Key Corporate Capital, Inc., as Junior Lender based on the present value of the lease rental payments, after being discounted by various factors. The Securitization Facility includes a firm commitment allowing the Company to add leases during its initial term of 364 days. The Securitization Facility is comprised of a senior loan with a maximum principal amount of $50,000,000 ("Senior Loan") a junior loan with a maximum principal amount of $5,000,000 ("Junior Loan") and a residual loan with a maximum principal amount of $10,000,000 ("Residual Loan").

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

                                     6 of 19

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

     The Company had approximately $7.9 million outstanding under the Senior and Junior Loans and approximately $1.7 million under the Residual Loan on November 30, 1998. Interest on the Senior Loan is equal to the LIBO rate (5.55% at November 30, 1998) per annum. Interest on the Junior Loan is equal to the LIBO rate plus 2.8% per annum. Interest on the Residual Loan is equal to the LIBO rate plus 3.25% per annum.

     On December 14, 1998, the Company  increased the amounts  outstanding under
     the  Senior  and  Junior  Loans  by  approximately   $5.7  million  and  by
     approximately $.9 million under the Residual Loan.

3.   Senior Facility
     ---------------

     The Senior Facility, as amended, was amended December 23, 1998. Under the terms of the amendment, the term of the Senior Facility was extended from December 24, 1998 to November 26, 2000 and the maximum amount allowable under the Warehouse Credit Facility and the Working Capital Facility was increased to $61,250,000 and $6,900,000, respectively.

4.   Stock Options
     -------------

     In November 1998, a director of the Company exercised stock options for 86,250 shares of common stock with an average exercise price of $1.53 by paying the par value in cash of $690.00 and issuing a note payable to the Company equal to approximately $131,000, the remainder of the exercise price. The outstanding balance at November 30, 1998 was approximately $131,000 and was included in the equity section of the balance sheet. The note bears interest at the rate of 4.5% compounded semi-annually and is due November 3, 2002.


                                     7 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations
     ---------------------

     GENERAL COMMENTS

     Several  factors cause  operating  results to fluctuate,  including (i) the
     seasonality  of  lease  originations,   (ii)  variations  in  the  relative
     percentages of the Company's leases originated and held which are classified as DFLs or OLs, and (iii) the level of fee income obtained from the sale of leases in excess of lease equipment cost. The Company varies the volume of originated leases held relative to leases sold to private investors when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration, residual risk and its fiduciary duty to originate leases for its PIFs.

     Because the Company finances certain of its lease transactions with recourse and non-recourse debt, the ultimate profitability of its leasing transactions is dependent, in part, on the difference between the interest rate inherent in the lease and the underlying debt rate. The ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates. Lease rates tend to rise and fall with interest rates, although lease rate movements generally lag interest rate movements.

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

     The Company believes that in the present market there are significant opportunities to originate leases having competitive market rates and good credit quality. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases.

     The Company continues to evaluate additional sources of capital (including sources such as a private debt placement or a public debt offering) which would provide the liquidity necessary to significantly add leases to its own portfolio. The goal of adding leases to its own portfolio would be to increase leasing margin. Should the Company be successful in identifying and closing on new sources of capital (for which no assurance can be given), it intends to grow its own lease portfolio.

     In fiscal year 1998, the Company made significant investments in its sales force through an extensive training program and personnel expansion. In addition, the Company invested significant amounts to enhance its expertise in regards to computer marketing and wholesale forklift marketing. The Company believes that its return on these investments will be realized in the future through greater lease originations and increased residual realizations from computers and forklifts. However, costs associated with these activities are reflected as "Operating and Other Expenses".

     During the six months ended November 30, 1998, the Company has continued to invest in these areas and has incurred additional costs to enhance its expertise in the area of semi-conductor test

                                     8 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     GENERAL COMMENTS, continued

     equipment and to expand its used personal computer retail capabilities. The Company believes that lease originations and residual realizations will, in the future, benefit from the significant costs being incurred in these areas. Should the Company be successful in achieving the expected benefits (for which no assurance can be given), it is anticipated that leasing margin and/or remarketing profits would be positively impacted in the future. However, realization of the benefits is dependent, in part, upon adding leases to its own portfolio, and the benefits of a lease portfolio are realized over the lease term as leasing margin, or upon lease maturity as remarketing income. Therefore, because the costs associated with these investments must be expensed in the period incurred in accordance with Generally Accepted Accounting Principals, such costs are expected to continue to exceed the revenue generated from these initiatives for at least the next few quarters.

     INTERIM FINANCIAL RESULTS

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories for the Company and its CATG division derived from the Consolidated Statements of Income prepared solely to facilitate the discussion of results of operations that follows (in thousands):



                                      Three Months Ended                   Six Months Ended
                                         November 30,                         November 30,
                                     -------------------                --------------------
     CAI Consolidated                 1998         1997     Change         1998      1997     Change
     ----------------                -------     -------    -------     -------     -------   -------

     Equipment sales margin          $ 1,800     $ 1,975    $  (175)    $ 3,414     $ 3,295   $   119
     Leasing margin                    2,855       1,283      1,572       6,065       2,896     3,169
     Other income                      1,065       1,391       (326)      2,388       2,200       188
     Operating and other expenses     (3,404)     (2,603)      (801)     (7,072)     (5,093)   (1,979)
     Provision for losses                (25)       (230)       205         (50)       (400)      350
     Interest expense, net            (2,130)       (836)    (1,294)     (4,427)     (1,730)   (2,697)
     Income taxes                        (15)       (245)       230         (29)       (292)      263
                                     -------     -------    -------     -------     -------   -------
     Net income                      $   146     $   735    $  (589)    $   289     $   876   $  (587)
                                     =======     =======    =======     =======     =======   =======

                                      Three Months Ended                   Six Months Ended
                                         November 30,                         November 30,
                                     -------------------                --------------------
     CAI without CATG                 1998         1997     Change         1998      1997     Change
     ----------------                -------     -------    -------     -------     -------   -------

     Equipment sales margin          $ 1,089     $ 1,800    $  (711)    $ 1,928     $ 3,120   $(1,192)
     Leasing margin                    2,855       1,283      1,572       6,065       2,896     3,169
     Other income                      1,065       1,391       (326)      2,388       2,200       188
     Operating and other expenses     (2,726)     (2,440)      (286)     (5,827)     (4,930)     (897)
     Provision for losses                (25)       (230)      (205)        (50)       (400)      350
     Interest expense, net            (2,109)       (836)    (1,273)     (4,381)     (1,730)   (2,651)
     Income taxes                        (15)       (245)       230         (29)       (292)      263
                                     -------     -------    -------     -------     -------   -------
       Net income                    $   134     $   723    $  (589)    $    94     $   864   $  (770)
                                     =======     =======    =======     =======     =======   =======

                                      Three Months Ended                   Six Months Ended
                                         November 30,                         November 30,
                                     -------------------                --------------------
     CATG                             1998         1997     Change         1998      1997     Change
     ----                            -------     -------    -------     -------     -------   -------

     Equipment sales margin          $   711     $   175    $   536     $ 1,486     $   175   $ 1,311
     Operating and other expenses       (678)       (163)      (515)     (1,245)       (163)   (1,082)
     Interest expense, net               (21)          -        (21)        (46)          -       (46)
                                     -------     -------    -------     -------     -------   -------
       Net income                    $    12     $    12    $     -     $   195     $    12   $   183
                                     =======     =======    =======     =======     =======   =======


                                     9 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     LEASE ORIGINATIONS

     For the three and six months ended November 30, 1998 and 1997, the Company originated leases having an aggregate equipment acquisition cost of $85 million and $137 million and $87 million and $120 million, respectively. Lease originations for the three months ended November 30, 1997 include a one time acquisition from a PIF of a portfolio of $15.3 million, which was sold to a private investor immediately after acquisition. Lease originations increased to $85 million from $72 million for the three months ended November 30, 1998 compared to the three months ended November 30, 1997 without the one-time acquisition.

     Generally, originated leases are initially financed utilizing the Company's Warehouse Credit Facility and then sold to private investors or to PIF's. Income from the sale of leases is reported in the table above as "equipment sales margin". In addition, the Company realizes rental or finance income from leases held prior to sale (reported as "leasing margin" in the table above) and incurs interest expense on the Warehouse Credit Facility during the period the leases are held.

     As a result of increased lease originations, and because the Company is holding more leases for sale to private investors, the equipment sales margin arising from equipment under lease sold to private investors, leasing margin, and interest expense, net have each increased for the three and six months ended November 30, 1998 compared to the three and six months ended November 30, 1997.

     EQUIPMENT SALES (for CAI without CATG)

     Equipment sales revenue and the related equipment sales margin consists of the following (in thousands):


                                                             Three Months Ended
                                                  ------------------------------------------        Increase
                                                   November 30, 1998      November 30, 1997        (Decrease)
                                                  -------------------   --------------------    -----------------
                                                  Revenue      Margin   Revenue      Margin     Revenue    Margin
                                                  --------     ------   --------    --------    -------    ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs         $  3,316    $    86   $ 12,321    $    264   $ (9,005)   $ (178)
       Equipment under lease sold to private
         investors                                  32,430        713     51,215         471    (18,785)      242
                                                  --------    -------   --------    --------   --------    ------
                                                    35,746        799     63,536         735    (27,790)       64
                                                  --------    -------   --------    --------   --------    ------
     Transactions subsequent to initial
         lease term (remarketing revenue):
       Sales of off-lease equipment                    260        152      1,254         415       (994)     (263)
       Sales-type leases                                 -          -         56          56        (56)      (56)
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                            138        138        594         594       (456)     (456)
                                                  --------    -------   --------    --------   --------    ------
                                                       398        290      1,904       1,065     (1,506)     (775)
       Deduct related provision for losses               -        (25)         -        (230)         -       205
                                                  --------    -------   --------    --------   --------    ------
       Realization of value in excess of
         provision for losses                          398        265      1,904         835     (1,506)     (570)
       Add back related provision for losses             -         25          -         230          -      (205)
                                                  --------    -------   --------    --------   --------    ------
                                                       398        290      1,904       1,065     (1,506)     (775)
                                                  --------    -------   --------    --------   --------    ------
     Total equipment sales                        $ 36,144    $ 1,089   $ 65,440    $  1,800   $(29,296)   $ (711)
                                                  ========    =======   ========    ========   ========    ======

                                    10 of 19



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES (for CAI without CATG), continued

                                                             Six Months Ended
                                                  ------------------------------------------        Increase
                                                   November 30, 1998      November 30, 1997        (Decrease)
                                                  -------------------   --------------------    -----------------
                                                  Revenue      Margin   Revenue      Margin     Revenue    Margin
                                                  --------     ------   --------    --------    -------    ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs         $ 11,344    $   250   $ 23,703    $    530   $(12,359)   $  (280)
       Equipment under lease sold to private
         investors                                  72,178       ,181     74,983         903     (2,805)       278
                                                  --------    -------   --------    --------   --------    -------
                                                    83,522      1,431     98,686       1,433    (15,164)        (2)
                                                  --------    -------   --------    --------   --------    -------
     Transactions subsequent to initial
         lease term (remarketing revenue):
       Sales of off-lease equipment                  2,148        262      1,382         458        766       (196)
       Sales-type leases                                 -          -         56          56        (56)       (56)
       Excess collections (cash collections in
         excess of the associated residual value
         from equipment under lease sold to
         private investors)                            235        235      1,173       1,173       (938)      (938)
                                                  --------    -------   --------    --------   --------    -------
                                                     2,383        497      2,611       1,687       (228)    (1,190)
       Deduct related provision for losses               -        (50)         -        (400)         -        350
                                                  --------    -------   --------    --------   --------    -------
       Realization of value in excess of
         provision for losses                        2,383        447      2,611       1,287       (228)      (840)
       Add back related provision for losses             -         50          -         400          -       (350)
                                                  --------    -------   --------    --------   --------    -------
                                                     2,383        497      2,611       1,687       (228)    (1,190)
                                                  --------    -------   --------    --------   --------    -------
     Total equipment sales                        $ 85,905    $ 1,928   $101,297    $  3,120   $(15,392)   $(1,192)
                                                  ========    =======   ========    ========   ========    =======


     Equipment Sales to PIF's
     ------------------------

     In February 1998, the Company sold the remaining publicly offered units in Capital Preferred Yield Fund-IV, L.P. The Company has elected not to organize additional PIFs. As such, equipment sales to the PIFs have declined and will continue to decline. Currently, only two PIFs are in their reinvestment stage and are actively acquiring leases. Consequently, equipment sales margin arising from equipment under lease sold to PIF's has declined. In addition, fees and distributions from the PIF's (reported as "Other Income") has also declined.

     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors decreased for the three months ended November 30, 1998 compared to the three months ended November 30, 1997 by $18.8 million. The decline reflects the sale in the three months ended November 30, 1998 of a portfolio totaling $15.3 million which was acquired from a PIF. No similar acquisition and sale occurred during the three months ended November 30, 1998. Residual values and other receivables arising from equipment under lease sold to private investors, net increased primarily due to approximately $4.0 million of receivables arising from equipment under lease sold to private investors. These amounts have been collected.

     During the three and six months ended November 30, 1998, other equipment sales revenue related to equipment leased to two lessees accounted for 35% and 32%, respectively, of total other equipment sales revenue. During the six months ended November 30, 1997, other equipment sales revenue related to one lessee accounted for 27% and 28%, respectively of total other equipment sales revenue.

                                    11 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past six years. The remarketing of equipment for an amount greater than its book value is reported as part of equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until remarketing after the expiration of the initial lease term). As shown in the table above, the realizations from sales exceeded the provision for losses during the three and six months ended November 30, 1998 even without considering realizations from remarketing activities recorded as leasing margin.

     Remarketing revenue and the related margin sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. Because the Company sold substantially all new lease originations to its PIFs or private investors and retained very few lease originations for its own account during the fiscal years preceding fiscal year 1995, and in accordance with GAAP, the Company does not consolidate the results of its PIFs, generally, each quarter, fewer leases mature and less equipment is available for remarketing. In general, remarketing revenue and margin are expected to remain at levels which are lower than fiscal 1997 and prior years. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years).

     Because the amount of leases added to the Company's portfolio in the past which is now maturing has not been significant, the amount of leased equipment available for remarketing is not consistent between quarters and therefore the amount of remarketing revenue varies significantly between quarters. It is expected that the quarterly variations will continue until the Company's held portfolio is increased to a significant level.

     Residual values are established equal to the estimated values to be received from equipment following termination of the leases. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessees, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of an initial lease term. The nature of the Company's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses arising from these exposures. The Company performs quarterly assessments of its assets to identify other than temporary losses in value. The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses. The provision for losses recorded during the three and six months ended November 30, 1998 reflects the Company's best estimate of the amount necessary to maintain the allowance for losses at a level which adequately provides for other-than-temporary declines in the value of equipment.

                                    12 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                   Three Months Ended      Six Months Ended
                                       November 30,            November 30,
                                  --------------------    --------------------
                                    1998        1997        1998       1997
                                  --------    --------    ---------  ---------

     Leasing revenue              $  8,534    $  4,132    $ 17,649     $  8,549
     Leasing costs and expenses     (5,679)     (2,849)    (11,584)      (5,653)
                                  --------    --------    --------     --------
         Leasing margin           $  2,855    $  1,283    $  6,065     $  2,896
                                  ========    ========    ========     ========
     Leasing margin ratio               33%         31%         34%          34%
                                  ========    ========    ========     ========

     The increase in leasing revenue and leasing costs during the three and six months ended November 30, 1998 compared to the three and six months ended November 30, 1997 is primarily due to growth in the Company's lease portfolio, a significant portion of which will subsequently be sold. During the three and six months ended November 30, 1998, no lessee accounted for more than 10% of total leasing revenue. During the three and six months ended November 30, 1997, payments from one lessee accounted for 11% and 11% of total leasing revenue.

     Leasing margin ratio may fluctuate based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the method used to finance leases added to the Company's lease portfolio, and (iv) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes and the majority of leases added to CAI's portfolio have been operating leases).

     OTHER INCOME

     Other Income consists of the following (in thousands):

                                           Three Months Ended   Six Months Ended
                                              November 30,        November 30,
                                           ------------------   ----------------
                                            1998       1997      1998      1997
                                           ------     -------   ------    ------

     Fees and distributions from the PIFs  $   683    $ 1,298   $ 1,224  $ 1,978
     Management fees from private programs     294         77       612      113
     Other                                      88         16       552      109
                                           -------    -------   -------  -------
                                           $ 1,065    $ 1,391   $ 2,388  $ 2,200
                                           =======    =======   =======  =======

     OPERATING AND OTHER EXPENSES (for CAI without CATG)

     The aggregate amount of operating and other expenses increased approximately $286,000 and $897,000 for the three and six months ended November 30, 1998, compared to the three and six months ended November 30, 1997, respectively. The increase is primarily due to the on-going investment in the Company's marketing and administrative infrastructure including costs associated with the increase in marketing personnel and costs associated with the conversion of the Company's leasing software.

                                    13 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     INTEREST EXPENSE, NET (for CAI without CATG)

     Interest expense, net consists of the following:

                                         Three Months Ended   Six Months Ended
                                            November 30,        November 30,
                                         ------------------   ----------------
                                          1998       1997      1998      1997
                                         ------    --------   ------    ------

     Interest income                     $  (746)  $  (937)  $ (1,624) $ (1,892)
     Non-recourse interest expense         2,053     1,318      4,200     2,667
                                         -------   -------   --------  --------
     Net non-recourse interest expense     1,307       381      2,576       775
     Recourse interest expense               802       455      1,805       955
                                         -------   -------   --------  --------
       Interest expense, net             $ 2,109   $   836   $  4,401  $  1,730
                                         =======   =======   ========  ========

     The Company finances leases for its own portfolio primarily with non-recourse debt. Interest income arises when equipment financed with non-recourse debt is sold to investors. As a result, interest income reported in the accompanying Consolidated Statements of Income reflect an amount equal to non-recourse interest expense. Therefore, net non-recourse interest expense on related discounted lease rentals pertains to the Company's owned lease portfolio. Such amount increased due to an increase in the average outstanding balance of related discounted lease rentals related to growth in the Company's owned portfolio. It is anticipated that net non-recourse interest expense on related discounted lease rentals will continue to increase in the future as the Company adds additional leases financed with non-recourse debt to its portfolio through its securitization facility.

     Recourse interest expense increased during the three months ended November 30, 1998 compared to the three months ended November 30, 1997 primarily due to increased borrowings under the Company's Warehouse Facility used to fund the growth in the number of leases the Company holds for sale to private investors.

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

     CATG

     The Company acquired its CATG division in November of 1997. The increase in its equipment sales margin and operating and other expenses is due primarily to having three and six months of activity for the three and six months ended November 30, 1998 compared to one and four months of activity for the three and six month periods ended November 30, 1997.

                                    14 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to PIFs or Private Investors), non-recourse debt, recourse bank debt rents, fees and distributions from PIFs, sales or re-leases of equipment after the expiration of the initial lease terms and the Securitization Facility. In addition, the Company finances receivables of its CATG subsidiary primarily under an agreement with a specialized finance company. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

     The Senior Facility, as amended, was amended December 23, 1998. Under the terms of the amendment, the term of the Senior Facility was extended from December 24, 1998 to November 26, 2000 and the maximum amount allowable under the Warehouse Credit Facility and the Working Capital Facility was increased to $61,250,000 and $6,900,000, respectively.

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

     On December 14, 1998, the Company  increased the amounts  outstanding under
     the  Senior  and  Junior  Loans  by  approximately   $5.7  million  and  by
     approximately $.9 million under the Residual Loan.

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




                                    15 of 19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

IV.  New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Company plans to adopt Statement 133 in the first fiscal quarter of fiscal year 2001 by redesignating and documenting all hedging relationships pursuant to the provision of Statement 133.

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

                                    16 of 19

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

         b.  Reports on Form 8-K
             -------------------

             None


                                    17 of 19

Item No.                             Exhibit Index
--------                             -------------


10.70 Third Amendment to Loan and Security Agreement dated as of November 25, 1998 by and between Capital Associates, Inc. and Capital Associates International, Inc. as borrowers and First Union National Bank, as Agent and Issuing Bank and the four participating financial institutions.

10.71 Promissory Note, dated as of November 4, 1998, in the original amount of $131,069.25 made by James D. Edwards, Director of Capital Associates, Inc. and Capital Associates International, Inc. and payable to the order of Capital Associates, Inc. in payment of a portion of the exercise price for the purchase of CAI common stock, par value $.008 per share, upon the exercise by Mr. Edwards of a portion of his stock options.

10.72 Security Agreement and Stock Pledge Agreement, dated as of November 4, 1998, pledging 86,250 shares of CAI common stock, par value $.008 per share, executed by James D. Walker, Director of Capital Associates, Inc. and Capital Associates International, Inc. and delivered to Capital Associates, Inc. to secure payment and performance of Mr. Edwards promissory note to Capital Associates International, Inc, in the original principal amount of $131,069.25.

27     Financial Data Schedule



                                    18 of 19

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CAPITAL ASSOCIATES, INC.
                                  Registrant


Date:  January 14, 1999           By: /s/Anthony M. DiPaolo
                                      ------------------------------------------
                                      Anthony M. DiPaolo,
                                      Senior Vice-President and
                                      Chief Financial Officer


























                                    19 of 19