Form 10-Q
period 1999-02-28
CAPITAL ASSOCIATES INC
filed 1999-04-19
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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
                                       -----    -----

The number of shares outstanding of the Registrant's $.008 par value common stock at April 14, 1999, was 5,235,782.



                             Exhibit Index - Page 18

                                     1 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

     Item 1. Financial Statements

             Consolidated Balance Sheets - February 28, 1999 (Unaudited)
             and May 31, 1998                                                3

             Consolidated Statements of Income - Three and Nine Months
             Ended February 28, 1999 and 1998 (Unaudited)                    4

             Consolidated Statements of Cash Flows - Nine Months Ended
             February 28, 1999 and 1998 (Unaudited)                          5

             Notes to Consolidated Financial Statements                    6 - 8


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9 - 18


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                         19

     Item 6.      Exhibits and Reports on Form 8-K                          19

                  Exhibit Index                                             20

                  Signature                                                 21


                                     2 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                          (Unaudited)
                                                          February 28,  May 31,
                                                             1999        1998
                                                         ------------- ---------

Cash and cash equivalents                                $   3,995    $  17,684
Receivables from affiliated limited partnerships               649          352
Accounts receivable, net                                     4,904        5,835
Inventory                                                    2,214        1,141
Residual values and other receivables arising from
  equipment under lease sold to private investors, net       7,955        4,277
Net investment in direct finance leases                     42,862       31,181
Leased equipment, net                                      127,133      104,825
Investments in affiliated limited partnerships               2,383        3,589
Deferred income taxes                                        3,778        3,600
Other assets                                                 5,444        4,883
Discounted lease rentals assigned to lenders
    arising from equipment sale transactions                21,443       37,626
                                                         ---------    ---------
                                                         $ 222,760    $ 214,993
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                            $  52,237    $  49,088
Accounts payable - equipment purchases                      22,416       25,029
Accounts payable and other liabilities                      13,537       11,379
Discounted lease rentals                                   108,695      104,311
                                                         ---------    ---------
                                                           196,885      189,807
                                                         ---------    ---------
Stockholders' equity:
    Common stock                                                34           32
    Additional paid-in capital                              16,886       16,863
    Retained earnings                                        9,038        8,374
    Treasury stock                                             (83)         (83)
                                                         ---------    ---------
Total stockholders' equity                                  25,875       25,186
                                                         ---------    ---------
                                                         $ 222,760    $ 214,993
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

                                     3 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)



                                            Three Months Ended            Nine Months Ended
                                               February 28,                  February 28,
                                         ------------------------     -------------------------
                                            1999          1998           1999           1998
                                         ----------    ----------     ----------     ----------
Revenue:
   Equipment sales to PIFs               $    5,669    $   14,857     $   17,013     $   38,560
   Other equipment sales                     40,162        59,133        127,674        138,066
   Leasing                                   11,008         6,804         28,657         15,353
   Interest                                     391           445          2,015          2,337
   Other                                      1,415         1,070          3,803          3,270
                                         ----------    ----------     ----------     ----------
Total revenue                                58,645        82,309        179,162        197,586
                                         ----------    ----------     ----------     ----------

Costs and expenses:
   Equipment sales to PIFs                    5,521        14,542         16,616         37,715
   Other equipment sales                     38,520        57,061        122,867        117,891
   Equipment acquired from affiliated
     limited partnership                          -             -              -         15,338
   Leasing                                    7,520         4,782         19,104         10,435
   Operating and other expenses               3,733         3,289         10,805          8,382
   Provision for losses                          85           100            135            500
Interest:
   Non-recourse debt                          1,814         1,148          6,014          3,815
   Recourse debt                                889           700          2,740          1,655
                                         ----------    ----------     ----------     ----------
Total costs and expenses                     58,082        81,622        178,281        195,731
                                         ----------    ----------     ----------     ----------

Net income before income taxes                  563           687            881          1,855
Income tax expense                              188           172            217            464
                                         ----------    ----------     ----------     ----------
Net income                               $      375    $      515     $      664     $    1,391
                                         ==========    ==========     ==========     ==========

Earnings per common share:
   Basic                                 $     0.07    $     0.10     $     0.13     $     0.27
                                         ==========    ==========     ==========     ==========
   Diluted                               $     0.07    $     0.10     $     0.12     $     0.26
                                         ==========    ==========     ==========     ==========

Weighted average number of common
   shares outstanding:
   Basic                                  5,211,000     5,077,000      5,151,000      5,071,000
                                         ==========    ==========     ==========     ==========
   Diluted                                5,462,000     5,371,000      5,402,000      5,398,000
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

                                     4 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Nine Months Ended
                                                                             February 28,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------       --------

Net cash provided by operating activities                              $ 59,613       $ 30,889
                                                                       --------       --------

Cash flows from investing activities:
    Equipment purchased for leasing, net                                (81,626)       (61,489)
    Investment in leased office facility and capital expenditures          (440)          (454)
    Net receipts from affiliated public income funds                      1,206          3,177
                                                                       --------       --------
Net cash used for investing activities                                  (80,860)       (58,766)
                                                                       --------       --------

Cash flows from financing activities:
    Proceeds from securitization                                         17,068              -
    Principal payments on securitization                                 (1,815)             -
    Proceeds from discounting of lease rentals                           25,958         13,613
    Principal payments on discounted lease rentals                      (36,238)        (9,458)
    Proceeds from issuance of common stock                                   25              -
    Net borrowings on revolving credit facilities                         2,575         19,840
    Net (payments) borrowings on Term Loan                                  (15)           458
                                                                       --------       --------
Net cash provided by financing activities                                 7,558         24,453
                                                                       --------       --------

Net decrease in cash and cash equivalents                               (13,689)        (3,424)
Cash and cash equivalents at beginning of period                         17,684          6,194
                                                                       --------       --------
Cash and cash equivalents at end of period                             $  3,995       $  2,770
                                                                       ========       ========

Supplemental schedule of cash flow information:
    Recourse interest paid                                             $  2,740       $  1,655
    Interest cost capitalized                                               160              -
    Non-recourse interest paid                                            6,014          3,815
    Income taxes paid                                                        57            859
    Income tax refunds received                                             260             70
Supplemental schedule of non-cash investing and financing activities:
    Discounted lease rentals assigned to lenders arising from
      equipment sale transactions                                         7,742            942








                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the consolidated financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 (the "1998 Form 10-K"), previously filed with the Securities and Exchange Commission.

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

                                     6 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Securitization Facility, continued
     -----------------------

     The Company will service the leases subject to the Securitization Facility and has been appointed the remarketer of the equipment that secures the Residual Loan. The Securitization Facility terminates, and the right of the Company to continue as servicer and remarketer terminates, upon the occurrence of various events, including the Company's failure to maintain certain financial ratios and defaults under other indebtedness of the Company.

     The Company had approximately $15 million outstanding under the Senior and Junior Loans and approximately $3 million under the Residual Loan on February 28, 1999. Interest on the Senior Loan is equal to the LIBO rate (4.963% at February 28, 1999) per annum. Interest on the Junior Loan is equal to the LIBO rate plus 2.8% per annum. Interest on the Residual Loan is equal to the LIBO rate plus 3.25% per annum.

     On March 12, 1999, the Company increased the amounts outstanding under the Senior and Junior Loans by approximately $6.6 million and under the Residual Loan by approximately $1 million.

3.   Non-recourse Bank Debt
     ----------------------

     On December 20, 1998, Capital Associates International Inc. ("CAII") obtained $15 million in committed non-recourse financing from NationsBanc Leasing Corporation. CAII may use the committed credit at its discretion to finance leases under a warehousing arrangement. The loan is secured by lease transactions financed under the facility only. The loan was primarily underwritten utilizing the underlying credit quality of the leases pledged as collateral under the facility.

     The interest rate option associated with the facility is Prime rate minus 0.25% or LIBOR plus 2.5% (7.50% & 7.46% at February 28, 1999, respectively). The Company is required to pay a non-usage fee of 0.2% of the unused commitment quarterly. The outstanding balance under the facility at February 28,1999 was $2 million. The loan is included with "Discounted lease rentals" in the accompanying consolidated Balance Sheets.

     The  facility  contains  general  operating  and  reporting   requirements,
     however, no formal financial covenants are required of CAII. As of February 28, 1999, CAII was in compliance with the terms of the facility.

4.   Recourse Bank Debt
     ------------------

     On December 23, 1998 the Company renewed its senior, secured debt facility (the "Senior Facility"). Under the terms of the renewal, the term of the Senior Facility expires November 26, 2000 and the maximum amounts allowable under the Warehouse Credit Facility and the Working Capital Facility were increased to $61,250,000 and $6,900,000, respectively. The remaining terms of the Senior Facility are substantially unchanged.


                                     7 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Sale of Installment Note
     ------------------------

     In February 1999, the Company sold an installment note for $669,000 to the parent company of the debtor. The note had a carrying value of $246,000 and the Company recorded a gain of $423,000. The installment note was received by the Company during the fiscal year ended May 31, 1995, in settlement of certain litigation related to a lessee default.

6.   Income Taxes
     ------------

     Income taxes are provided on income from continuing operations at the appropriate federal and state statutory rates applicable to such earnings.

     Income tax expense differs from the amounts computed by applying the U.S. Federal Income tax rate of 34% to pre-tax income from continuing operations as a result of the following:

                                                       Three Months Ended         Nine Months Ended
                                                          February 28,              February 28,
                                                       ------------------        ------------------
                                                        1999        1998          1999        1998
                                                        ----        ----          ----        ----

     Computed "expected" tax expense                   $ 191        $ 234        $ 300        $ 631
     State tax provisions, net of federal benefits        75           41           95          111
     Reduction in valuation allowance for
      deferred income tax assets                         (78)        (103)        (178)        (278)
                                                       -----        -----        -----        -----
     Income tax expense                                $ 188        $ 172        $ 217        $ 464
                                                       =====        =====        =====        =====



     The reduction in the valuation allowance for deferred income tax assets reflects a reduction in uncertainty about the utilization of the AMT credit carryforward in future years as a result of the Company's recurring profitable results of operations (see Note 10 to Consolidated Financial Statements in the 1998 Form 10-K). The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.

                                     8 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations
     ---------------------

     General Comments

     Several factors cause operating results to fluctuate, including (i) the level of fee income obtained from the sale of leases in excess of lease equipment cost, (ii) the seasonality of lease originations, (iii) the volume of leases maturing in a particular period and the resulting gain on remarketing, and (iv) variations in the relative percentages of the Company's leases originated and held which are classified as DFLs or OLs. The Company varies the volume of originated leases held relative to leases sold to private investors when and as the Company determines that it would be in its best interests, taking into account profit opportunities, portfolio concentration, residual risk and its fiduciary duty to originate leases for its PIFs.

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

     In fiscal year 1998, the Company made significant investments in its sales force through an extensive training program and personnel expansion. In addition, the Company invested significant amounts to enhance its expertise in regards to computer marketing and wholesale forklift marketing. The Company believes that its return on these investments will be realized in the future through greater lease originations and increased residual realizations from computers and forklifts. The costs associated with these activities are included in "Operating and Other Expenses".



                                     9 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     General Comments, continued

     During the nine months ended February 28, 1999, the Company has continued to invest in these areas and has incurred additional costs to enhance its expertise in the area of semi-conductor test equipment and to expand its used personal computer remarketing capabilities. The Company believes that lease originations and residual realizations will, in the future, benefit from the significant costs being incurred in these areas. Should the Company be successful in achieving the expected benefits (for which no assurance can be given), it is anticipated that leasing margin and/or remarketing profits would be positively impacted in the future. However, realization of these benefits is dependent, in part, upon adding leases to its own portfolio. The benefits of a lease portfolio are realized over the lease term as leasing margin, and at lease maturity as remarketing income. Therefore, because the costs associated with these investments must be expensed in the period incurred in accordance with Generally Accepted Accounting Principals, such costs are expected to continue to exceed the revenue generated from these initiatives for at least the next several quarters.

     Interim Financial Results

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories for the Company and its Capital Associates Technology Group ("CATG") division derived from the Consolidated Statements of Income prepared solely to facilitate the discussion of results of operations that follows (in thousands):

                                     Three Months Ended                   Nine Months Ended
                                        February 28,                        February 28,
                                    -------------------                --------------------
     CAI Consolidated                 1999       1998       Change       1999        1998       Change
     ----------------               --------   --------    --------    --------    --------    --------

     Equipment sales margin         $  1,790   $  2,387    $   (597)   $  5,204    $  5,682    $   (478)
     Leasing margin                    3,488      2,022       1,466       9,553       4,918       4,635
     Other income                      1,415      1,070         345       3,803       3,270         533
     Operating and other expenses     (3,733)    (3,289)       (444)    (10,805)     (8,382)     (2,423)
     Provision for losses                (85)      (100)         15        (135)       (500)        365
     Interest expense, net            (2,312)    (1,403)       (909)     (6,739)     (3,133)     (3,606)
     Income taxes                       (188)      (172)        (16)       (217)       (464)        247
                                    --------   --------    --------    --------    --------    --------
       Net income                   $    375   $    515    $   (140)   $    664    $  1,391    $   (727)
                                    ========   ========    ========    ========    ========    ========

                                     Three Months Ended                   Nine Months Ended
                                        February 28,                        February 28,
                                    -------------------                --------------------
     CAI without CATG                 1999       1998       Change       1999        1998       Change
     ----------------               --------   --------    --------    --------    --------    --------

     Equipment sales margin         $ 1,036    $  1,774    $   (738)   $  2,964    $  4,894    $ (1,930)
     Leasing margin                   3,488       2,022       1,466       9,553       4,918       4,635
     Other income                     1,415       1,070         345       3,803       3,270         533
     Operating and other expenses    (2,989)     (2,701)       (288)     (8,816)     (7,632)     (1,184)
     Provision for losses               (83)        (94)         11        (133)       (493)        360
     Interest expense, net           (2,279)     (1,396)       (883)     (6,660)     (3,126)     (3,534)
     Income taxes                      (188)       (172)        (16)       (217)       (464)        247
                                    -------    --------    --------    --------    --------    --------
       Net income                   $   400    $    503    $   (103)   $    494    $  1,367    $   (873)
                                    =======    ========    ========    ========    ========    ========



                                    10 of 21


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     Interim Financial Results, continued

                                     Three Months Ended                   Nine Months Ended
                                        February 28,                        February 28,
                                    -------------------                --------------------
     CATG                             1999       1998       Change       1999        1998       Change
     ----                           --------   --------    --------    --------    --------    --------

     Equipment sales margin         $   754    $   613     $    141    $  2,240    $    788    $  1,452
     Operating and other expenses      (744)      (588)        (156)     (1,989)       (750)     (1,239)
     Provision for losses                (2)        (6)           4          (2)         (7)          5
     Interest expense, net              (33)        (7)         (26)        (79)         (7)        (72)
                                    -------    -------     --------    --------    --------    --------
       Net income (loss)            $   (25)   $    12     $    (37)   $    170    $     24    $    146
                                    =======    =======     ========    ========    ========    ========


     Lease Originations

     For the three and nine months ended February 28, 1999 and 1998, the Company originated leases having an aggregate equipment acquisition cost of $57 million and $194 million and $123 million and $243 million, respectively. Lease originations for the three and nine months ended February 28, 1998 include a one time acquisition of a portfolio of $69.8 million.

     Generally, originated leases are initially financed utilizing the Company's Warehouse Credit Facility and then sold to private investors or to PIF's. Profits from the sale of leases are reported in the table above as "equipment sales margin". In addition, the Company realizes rental or finance profits from leases held prior to sale (reported as "leasing margin" in the table above) and incurs interest expense on the Warehouse Credit Facility during the period the leases are held.

     EQUIPMENT SALES (for CAI, without CATG)

     Equipment sales revenue and the related equipment sales margin consists of the following (in thousands):

                                                            Three Months Ended
                                                -----------------------------------------          Increase
                                                February 28, 1999       February 28, 1998         (Decrease)
                                                -----------------       -----------------     ------------------
                                                Revenue    Margin       Revenue    Margin     Revenue     Margin
                                                -------    ------       -------    ------     -------     ------

      Transactions during initial lease term:
       Equipment under lease sold to PIFs      $  5,669   $   147       $ 14,857  $   315   $  (9,188)   $ (168)
       Equipment under lease sold to private
         investors                               32,665       440         50,139      557     (17,474)     (117)
                                               --------   -------       --------  -------   ---------    ------
                                                 38,334       587         64,996      872     (26,662)     (285)
                                               --------   -------       --------  -------   ---------    ------
     Transactions subsequent to initial lease
       term (remarketing revenue):
       Sales of off-lease equipment                 290        60          2,442      473      (2,152)     (413)
       Sales-type leases                            106       106            262       98        (156)        8
       Excess collections (cash collections in
         excess of the associated residual
         value from equipment under lease
         sold to private investors)                 283       283            331      331         (48)      (48)
                                               --------   -------       --------  -------   ---------    ------
                                                    679       449          3,035      902      (2,356)     (453)
       Deduct related provision for losses            -       (83)             -      (94)          -        11
                                               --------   -------       --------  -------   ---------    ------
       Realization of value in excess of
         provision for losses                       679       366          3,035      808      (2,356)     (442)
       Add back related provision for losses          -        83           -          94           -       (11)
                                               --------   -------       --------  -------   ---------    ------
                                                    679       449          3,035      902      (2,356)     (453)
                                               --------   -------       --------  -------   ---------    ------
     Total equipment sales                     $ 39,013   $ 1,036       $ 68,031  $ 1,774   $ (29,018)   $ (738)
                                               ========   =======       ========  =======   =========    ======

                                    11 of 21



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES (for CAI without CATG), continued

                                                            Three Months Ended
                                                --------------------------------------           Increase
                                                February 28, 1999    February 28, 1998          (Decrease)
                                                -----------------    -----------------     --------------------
                                                Revenue    Margin     Revenue     Margin   Revenue       Margin
                                                -------    ------    ---------    ------   -------       ------

     Transactions during initial lease term:
       Equipment under lease sold to PIFs      $  17,013  $   397    $  38,560   $   845   $ (21,547)   $   (448)
       Equipment under lease sold to private
         investors                               104,552    1,618      125,122     1,460     (20,570)        158
                                               ---------  -------    ---------   -------   ---------    --------
                                                 121,565    2,015      163,682     2,305     (42,117)       (290)
                                               ---------  -------    ---------   -------   ---------    --------
     Transactions subsequent to initial lease
       term (remarketing revenue):
       Sales of off-lease equipment                2,440      324        3,824       931      (1,384)       (607)
       Sales-type leases                             106      106          318       154        (212)        (48)
       Excess collections (cash collections in
         excess of the associated residual
         value from equipment under lease
         sold to private investors)                  519      519        1,504     1,504         (985)      (985)
                                               ---------  -------    ---------   -------    ---------   --------
                                                   3,065      949        5,646     2,589       (2,581)    (1,640)
       Deduct related provision for losses             -     (133)          -       (493)           -        360
                                               ---------  -------    ---------   -------    ---------   --------
       Realization of value in excess of
         provision for losses                      3,065      816        5,646     2,096       (2,581)    (1,280)
       Add back related provision for losses           -      133           -        493            -       (360)
                                               ---------  -------    ---------   -------    ---------   --------
                                                   3,065      949        5,646     2,589       (2,581)    (1,640)
                                               ---------  -------    ---------   -------    ---------   --------
     Total equipment sales                     $ 124,630  $ 2,964    $ 169,328   $ 4,894    $ (44,698)  $ (1,930)
                                               =========  =======    =========   =======    =========   ========



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

     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors decreased for the three months ended February 28, 1999 compared to the three months ended February 28, 1998 by $24.3 million. Equipment sales to private investors for the three months ended February 28, 1998 included $13.6 million of sales that were derived from a one-time portfolio acquisition of $69.8 million. Residual values and other receivables arising from equipment under lease sold to private investors, net increased primarily due to approximately $3.2 million of receivables arising from equipment under lease sold to private investors. The majority of these amounts have been collected.

     During the three and nine months ended February 28, 1999, other equipment sales revenue related to equipment leased to three lessees accounted for 71% and 40%, respectively, of total other equipment sales revenue. During the three and nine months ended February 28, 1998, other equipment sales revenue related to one lessee accounted for 31% and 32%, respectively of total other equipment sales revenue.

                                    12 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past six years. The remarketing of equipment for an amount greater than its book value is reported as part of equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until remarketing after the expiration of the initial lease term). As shown in the table above, the realizations from sales exceeded the provision for losses during the three and nine months ended February 28, 1999 even without considering realizations from remarketing activities recorded as leasing margin.

     Remarketing revenue and the related margin sales (i.e., sales occurring after the initial lease term) are affected by the number and dollar amount of equipment leases that mature in a particular quarter. Because the Company sold substantially all new lease originations to its PIFs or private investors and retained very few lease originations for its own account during the fiscal years preceding fiscal year 1995, and in accordance with GAAP, the Company does not consolidate the results of its PIFs, generally, each quarter, fewer leases mature and less equipment is available for remarketing. In general, remarketing revenue and margin are expected to remain at levels which are lower than fiscal 1998 and prior years. The Company's ability to remarket additional amounts of equipment and realize a greater amount of remarketing revenue in future periods is dependent on adding additional leases to its portfolio. However, adding leases to the Company's portfolio will not immediately increase the pool of maturing leases because new leases typically are not remarketed until after their initial term (which averages approximately four years).

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

     Residual values are established equal to the estimated values to be received from equipment following termination of the leases. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessees, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of an initial lease term. The nature of the Company's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses arising from these exposures. The Company performs quarterly assessments of its assets to identify other than temporary losses in value. The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses. The provision for losses recorded during the three and nine months ended February 28, 1999 reflects the Company's best estimate of the amount necessary to maintain the allowance for losses at a level which adequately provides for other-than-temporary declines in the value of equipment.

                                    13 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                   Three Months Ended        Nine Months Ended
                                      February 28,             February 28,
                                  --------------------     ---------------------
                                    1999         1998        1999        1998
                                  --------     -------     --------    --------

     Leasing revenue              $ 11,008    $  6,804     $ 28,657    $ 15,353
     Leasing costs and expenses     (7,520)     (4,782)     (19,104)    (10,435)
                                  --------    --------     --------    --------
       Leasing margin             $  3,488    $  2,022     $  9,553    $  4,918
                                  ========    ========     ========    ========

     Leasing margin ratio               32%         30%          33%         32%
                                  ========    ========     ========    ========

     The increase in leasing revenue and leasing costs during the three and nine months ended February 28, 1999 compared to the three and nine months ended February 28, 1998 is primarily due to growth in the Company's lease portfolio, a significant portion of which will subsequently be sold. During the three and nine months ended February 28, 1999 and February 28, 1998 no lessee accounted for more than 10% of total leasing revenue.

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

     OTHER INCOME

     Other income consists of the following (in thousands):


                                              Three Months Ended      Nine Months Ended
                                                  February 28,           February 28,
                                              ------------------      -----------------
                                               1999       1998         1999       1998
                                              -------    -------      -------    ------

     Fees and distributions from the PIFs     $   284    $   791      $ 1,128    $ 2,769
     Management fees from private programs        367        181          978        294
     Sale of installment note                     423          -          423          -
     Other                                        341         98        1,274        207
                                              -------    -------      -------    -------
                                              $ 1,415    $ 1,070      $ 3,803    $ 3,270
                                              =======    =======      =======    =======



     In February 1999, the Company sold an installment note for $669,000 to the parent company of the debtor. The note had a carrying value of $246,000 and the Company recorded a gain of $423,000. The installment note was received by the Company during the fiscal year ended May 31, 1995, in settlement of certain litigation related to a lessee default.



                                    14 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     OPERATING AND OTHER EXPENSES (for CAI without CATG)

     The aggregate amount of operating and other expenses increased approximately $288,000 and $1,184,000 for the three and nine months ended February 28, 1999, compared to the three and nine months ended February 28, 1998, respectively. The increase is primarily due to the on-going investment in the Company's marketing and administrative infrastructure including costs associated with the increase in marketing and support personnel and costs associated with the conversion of the Company's leasing software.

     Interest Expense, Net (for CAI without CATG)

     Interest expense, net consists of the following:


                                              Three Months Ended       Nine Months Ended
                                                  February 28,           February 28,
                                              ------------------      -------------------
                                               1999       1998         1999        1998
                                              -------    -------      -------    --------

     Interest income                          $  (391)   $  (445)     $ (2,015)  $ (2,337)
     Non-recourse interest expense              1,814      1,148         6,014      3,815
                                              -------    -------      --------   --------
       Net non-recourse interest expense        1,423        703         3,999      1,478
     Recourse interest expense                    856        693         2,661      1,648
                                              -------    -------      --------   --------
         Interest expense, net                $ 2,279    $ 1,396      $  6,660   $  3,126
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

     Recourse interest expense increased during the three and nine months ended February 28, 1999 compared to the three months ended February 28, 1998 primarily due to increased borrowings under the Company's Warehouse Facility used to fund the growth in the number of leases the Company holds for sale to private investors.

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

     Income tax expense differs from the amounts computed by applying the U.S. Federal Income tax rate of 34% to pre-tax income from continuing operations as a result of the following:

                                    15 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

I.   Results of Operations, continued
     ---------------------

     INCOME TAXES, continued


                                                              Three Months Ended     Nine Months Ended
                                                                  February 28,          February 28,
                                                              ------------------     -----------------
                                                              1999         1998       1999       1998
                                                              -----       -----       ----       -----

     Computed "expected" tax expense                          $ 191       $ 234       $ 300      $ 631
     State tax provisions, net of federal benefits               75          41          95        111
     Reduction in valuation allowance for
         deferred income tax assets                             (78)       (103)       (178)      (278)
                                                              -----       -----       -----      -----
     Income tax expense                                       $ 188       $ 172       $ 217      $ 464
                                                              =====       =====       =====      =====



     The reduction in the valuation allowance for deferred income tax assets reflects a reduction in uncertainty about the utilization of the AMT credit carryforward in future years as a result of the Company's recurring profitable results of operations (see Note 10 to Consolidated Financial Statements in the 1998 Form 10-K). The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.

     CATG

     The Company acquired its CATG division in November of 1997. The increase in its equipment sales margin and operating and other expenses is due primarily to having nine months of activity for the nine months ended February 28, 1999 compared to four months of activity for the nine month periods ended February 28, 1998.


II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to PIFs or Private Investors), non-recourse debt, recourse bank debt, rents from equipment leases, fees and distributions from PIFs, sales or re-leases of equipment after the expiration of the initial lease terms and the Securitization Facility. In addition, the Company finances receivables of its CATG subsidiary primarily under an agreement with a specialized finance company. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

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

     On December 14, 1998, the Company increased the amounts outstanding under the Securitization Facility by approximately $6.6 million.

                                    16 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

II.  Liquidity and Capital Resources, continued
     -------------------------------

     During the three months ended February 28, 1999, the Company expanded its commitments for work capital and lease warehouse financing:

     * On December 23, 1998 the Company renewed its senior, secured debt facility (the "Senior Facility"). Under the terms of the renewal, the term of the Senior Facility expires November 26, 2000 and the maximum amounts allowable under the Warehouse Credit Facility and the Working Capital Facility were increased to $61,250,000 and $6,900,000, respectively. The remaining terms of the Senior Facility are substantially unchanged.

     * On December 20, 1998, the Company obtained $15 million in committed non-recourse financing from NationsBanc Leasing Corporation. The loan is secured by lease transactions and CAII may use the committed credit in its discretion to finance additional leases under a warehousing arrangement. The loan was underwritten primarily on the underlying credit quality of the leases pledged as collateral under the facility.

         The interest rate option associated with the facility is prime rate minus 0.25% or LIBOR plus 2.5% (7.50% & 7.46% at February 28, 1999, respectively). The Company is required to pay a non-usage fee of 0.2% of the unused commitment quarterly. The outstanding balance under the facility at February 28,1999 was $2 million.

         The facility contains general operating and reporting requirements, however, no formal financial covenants are required of CAII. As of February 28, 1999, CAII was in compliance with the terms of the facility.

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



                                    17 of 21

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


V.   "Safe  Harbor" Statement Under the Private Securities Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Company's business are discussed in detail throughout Item 2 of this report and Parts I and II of the 1998 Form 10-K when and where applicable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

                                    18 of 21

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

     (b)  Reports on Form 8-K

          None


                                    19 of 21

Item No.                          Exhibit Index
--------                          -------------


10.73 Fourth Amendment to Loan and Security Agreement dated as of December 22, 1998 by and between Capital Associates, Inc. and Capital Associates International, Inc. as borrowers and First Union National Bank, as Agent and Issuing Bank and the four participating financial institutions.

10.74 Warehousing Loan and Security Agreement dated as of December 20, 1998 by and between Capital Associates International, Inc. as borrowers and NationsBanc Leasing Corporation as Lender with respect to a $15 million Lease-Collateralized Loan Facility.

27      Financial Data Schedule



                                    20 of 21

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAPITAL ASSOCIATES, INC.
                                      Registrant


Date:  April 19, 1999                 By: /s/Anthony M. DiPaolo
                                          --------------------------------------
                                          Anthony M. DiPaolo,
                                          Senior Vice-President and
                                          Chief Financial Officer


























                                    21 of 21