Form 10-K
period 1999-05-31
CAPITAL ASSOCIATES INC
filed 1999-09-13
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1999

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

The approximate market value of stock held by non-affiliates was $3,810,000 based upon 1,270,000 shares held by such persons and the closing price on September 8, 1999 of $3.00. The number of shares outstanding of the Registrant's $.008 par value common stock at September 8, 1999 was 5,271,626.





Page 1 of 36 Pages                               Exhibit Index Begins on Page 33

                                     PART I

Item 1.  Business
         --------

Capital Associates, Inc. ("the Company") is a commercial finance company engaged in the leasing of a variety of equipment. The Company is principally engaged in
(i) the origination of equipment leases with equipment users, including the acquisition of leases initially originated by other lessors (ii) the sale of equipment leases to third parties, (iii) the management and servicing of equipment leases retained by the Company or sold to private investors or other lessors, (iv) the sale and remarketing of equipment as it comes off-lease and
(v) the sale and servicing of new information technology equipment. During fiscal years 1999 and 1998, the Company originated approximately $576 million of equipment leases. The principal market for the Company's activities is the United States.

Leasing Activities
------------------

The Company's lease origination strategy is transaction driven. With each lease origination opportunity, the Company evaluates the prospective lessee's creditworthiness and the importance of the equipment to the lessee's business. With respect to the equipment, the Company evaluates the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of the initial lease term. Typically, equipment which remains in place produces better residual returns than equipment sold or leased to a third party.

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

The Company has master leases in place with approximately 538 customers. Master leases are contracts that establish general terms and conditions under which the Company conducts its leasing business and are frequently a prerequisite in competing for new financing. Master leases simplify the approval process for lessees and enable the Company to compete for new business at all levels of an enterprise.

The Company attempts to diversify its lease origination and funding sources in order to enhance its competitiveness regardless of changes in technology or regulations. Lease originations are diversified by (i) locating the retail originations sales force in regional branch offices throughout the United States, (ii) targeting a variety of specific industries and equipment types for lease originations and (iii) originating leases on a wholesale basis (i.e., acquiring leases from other lessors). Funding sources are diversified by (x) matching individual equipment originations with the investment needs of private investors, (y) originating leases on a recurring basis on behalf of private lease investment programs it manages on behalf of other lessors (private investment programs) and (z) funding lease transactions for its own portfolio through securitization or permanent non-recourse financing.

The Company  diversifies  lease  originations  to include a variety of equipment types that meet the Company's underwriting standards with emphasis on (i) material handling equipment, (ii) office furniture and store fixtures, (iii) circuit board and semiconductor manufacturing, production and testing equipment,
(iv) machine tool and factory automation equipment and (v) information technology equipment. The Company seeks to maintain a diversified lease portfolio in order to minimize its credit and residual exposure to any single lessee, industry or equipment category. As of May 31, 1999, no single industry or lessee accounted for more than 10% of the Company's portfolio of leases.

During fiscal 1998, the Company acquired DBL, Inc. d/b/a Connecting Point (subsequently renamed Capital Associates Technology Group or "CATG"). CATG provides a wide range of information technology ("IT") services, including

                                     2 of 36

         --------

Leasing Activities, continued
------------------

procurement of new PC's and networking equipment and software, and maintenance of IT equipment. In June 1999, CATG completed the purchase of substantially all the assets of Sento Consulting Corporation ("Sento") for $50,000 cash and $350,000 of contingent consideration based on the level of revenues during the next thirty-six months. The acquisition of Sento expands CATG's product line to include enterprise computing products, including high-end servers and data storage devices. CATG provides the Company with enhanced equipment expertise and evaluation services for our customers and the capability of acquiring new IT equipment at favorable prices.

The Company's principal sources of funding for its leasing  transactions include
(i) a $61.2 million warehouse facility ("Warehouse Facility"), (ii) a $6.9 million working capital facility ("Working Capital Facility"), (iii) permanent non-recourse financing, including securitization of receivables, (iv) sales of equipment leases to third parties or lease investment programs it manages and
(v) the Company's internally generated revenues. Historically, the Company sold a significant portion of its lease originations to public limited partnership income funds ("PIF") in which the Company was the general partner or co-general partner. During fiscal 1998, the Company completed the offering of units in its most recent PIF, Capital Preferred Yield Fund-IV, L.P. (CPYF-IV). The Company has elected not to organize additional PIFs. As a result, future equipment sales to PIFs will reflect only the reinvestment needs of the existing PIFs, and are expected to represent a smaller amount of equipment sales.

In the case of leases held for the Company's account, a typical lease transaction requires a cash investment by the Company of 5% to 30% of the original equipment cost, commonly known in the leasing industry as an "equity investment". The balance of original equipment cost is financed through securitization funding or the discounting of lease rentals, also referred to as discounted lease rentals. Such borrowings are secured by a first lien on the equipment and the related lease rental payments. The Company's equity investment is typically financed with proceeds from its Working Capital Facility, Term Loan, securitization proceeds, or internally generated funds. The Company recovers its equity investment from renewal rents received and/or sales proceeds realized from the equipment after payment in full of the related permanent non-recourse debt or securitization funding. The Company is pursuing additional lease investment programs and is renewing its existing securitization program to finance its leases.

Of the equipment leases originated or acquired by the Company in fiscal years 1999 and 1998, the Company retained approximately 41% and 28%, sold 19% and 29% to private leasing investment programs, sold 5% and 15% to the PIFs, and syndicated 35% and 28% to unaffiliated third parties, respectively. Equipment leases retained or serviced by the Company increased 13% to $936 million as of May 31, 1999 from $828 million in June 1998. The Company serviced $176 million and $118 million in assets (based on original equipment cost) for private leasing investment programs in fiscal years 1999 and 1998, respectively. As of May 31, 1999, the Company had awards for future business amounting to approximately $65.1 million, as compared to $24.9 million at May 31, 1998. On average approximately 93% of the Company's awarded business was closed for fiscal year 1999.

Underwriting Standards
----------------------

All leases are subject to review under the Company's underwriting standards. To minimize credit risk, the Company has established credit underwriting standards which specify that the Company's lessees have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services (an "investment grade credit"), or although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease (a "non investment grade credit"). As of May 31, 1999, approximately 98% of the equipment owned by the


                                     3 of 36

Item 1.  Business, continued
         --------

Underwriting Standards, continued
----------------------

Company was leased to companies that meet the above criteria. As of May 31, 1999, the dollar-weighted average credit rating of the Company's lessees was the equivalent of Baa. The Company originates leases for the PIFs and for private investment programs in accordance with each program's lease underwriting standards. In the case of the PIFs, the underwriting standards are similar to those of the Company. The Company's historical losses associated with leases originated since 1991, are approximately 1% of the amount originated.

Residual values are established at lease inception equal to the estimated value to be received from the equipment at the termination of the lease. In estimating such values, the Company considers relevant factors regarding the equipment and the lessee, including, for example, (i) the equipment's remarketability, (ii) upgrade potential, and (iii) probability that the equipment will continue to be in place at the end of the initial lease term. The nature of the Company's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business it will incur losses arising from these exposures. The Company performs quarterly assessments of its assets to identify other-than-temporary losses in value. The Company records allowances for losses as soon as any other-than-temporary declines in asset values are known. Charge-offs are recorded upon the termination or remarketing of the underlying assets. As such, charge-offs will primarily occur subsequent to the recording of the allowances for losses.

The  Company's  Transaction  Review  Committee  ("TRC"),  which is  comprised of members of senior management, (1) reviews and approves all material aspects of lease transactions, including credit ratings assigned to lessees and certain pricing and residual value assumptions; (2) advises on lease documentation requirements and deal structuring guidelines; (3) monitors asset quality in order to estimate and assess the net realizable values at the end of a lease terms for the Company's equipment; and (4) revises and updates the underwriting standards, when and as necessary. All transactions over $3,000,000 with a less than investment grade credit and over $5,000,000 with an investment grade credit must be approved by the Executive Committee.

Private Investment Programs and PIFs
------------------------------------

The majority of leases originated by the Company are sold to private investors or to lease investment programs, collectively referred to as "Private Investors". The Company records sales revenue equal to the sales price of the equipment and equipment sales cost equal to the carrying value of the equipment. In the event the Company warehouses a transaction prior to sale, the Company records leasing revenue and expenses during the warehouse period. Revenue from the sale of equipment under lease to private investors or to lease investment programs was $158.7 million, $179.4 million and $131.6 million during fiscal years 1999, 1998 and 1997, respectively.

The Company currently sponsors or co-sponsors three PIFs. The Company sells certain equipment leases it originates to these PIFs. Revenue from the sale of leased equipment to the PIFs was $19.0 million, $48.6 million and $67.0 million during fiscal years 1999, 1998 and 1997, respectively. As discussed under Leasing Activities, sales to PIF's are expected to decline significantly in the future.

Various subsidiaries and affiliates of the Company are the general partners or co-general partners of the PIFs. In addition, the Company contributed cash and/or equipment to each PIF in exchange for a Class B limited partner interest ("Class B interest") in each PIF. Public investors purchased Class A limited partnership units ("Class A Units") for cash, which the PIFs used to purchase leased equipment. The Company receives fees for performing various services for the PIFs (subject to certain dollar limits) including acquisition fees and management fees, and was reimbursed for organizational and offering expenses incurred in selling the Class A Units (subject to certain dollar limits). The Company receives a Class B cash distribution from each PIF (subordinated to the cash returns on the Class A Units). The general partner receives cash distributions and reimbursement of certain operating expenses incurred in connection with each PIFs operations.


                                     4 of 36

         --------

Equipment Remarketing Activities
--------------------------------

Remarketing activities consist of lease portfolio management (i.e., managing equipment under lease) and asset management (i.e., managing off-lease equipment). One of the Company's principal goals is to minimize off-lease equipment by proactively managing such equipment while it is under lease (e.g., renewing or extending the lease, or re-leasing to a third party, or upgrading or adding to the equipment before the end of the initial lease term). In general, remarketing equipment in place produces better residual returns than equipment sold or re-leased to third- parties. However, if the Company is unsuccessful in keeping the equipment in place, it will attempt to sell or release the equipment to a different end-user/lessee, or sell the off-lease equipment to brokers or dealers. Revenue from remarketing activities was approximately $3.0 million, $5.7 million, and $5.7 million during fiscal years 1999, 1998 and 1997, respectively.

The Company maximizes the remarketing proceeds from, and minimizes the warehousing costs for, off-lease equipment by (1) remarketing IT equipment through its Name Brand Computer Outlet subsidiary ("NBCO"), (2) employing qualified and experienced remarketing personnel, (3) developing and acquiring equipment remarketing expertise in order to maximize the profit from sales of off-lease equipment, (4) minimizing the amount of off-lease equipment stored at independently operated equipment warehouses, (5) operating its own storage facilities to further reduce warehousing costs for off-lease material handling and information technology equipment, (6) eliminating scrap inventory, and (7) conducting on-site equipment inspections for on-lease equipment. The Company further supports these activities by carefully monitoring the residual values of its equipment portfolio and maintaining adequate reserves on its books, when and as needed, to reflect anticipated future reductions in such values due to obsolescence and other factors.

NBCO was established in December of 1998 as a subsidiary of Capital Associates, Inc. for the purpose of remarketing commercial quality used personal computers, monitors and printers. NBCO's operation consists of a distribution facility ("the factory"), three retail stores located in the Denver metropolitan area and one retail store located near Toledo, Ohio. The NBCO factory is a 50,000 square foot facility located in Aurora, Colorado and is a full service personal computer equipment receiving, reconditioning and upgrade center. NBCO also remarkets computers through its website and employs a sales staff who target small businesses, school districts, governmental operations and other large users.

NBCO also acquires used personal computers, monitors and printers from a variety of sources, including end-users and other lessors. The equipment is sold in quantity to third parties or to consumers through NBCO's retail facilities. These activities are referred to as Equipment Brokerage Sales.

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

Employees
---------

The Company had approximately 195 employees as of May 31, 1999 versus approximately 170 employees as of May 31, 1998, none of whom were represented by a labor union. The Company believes that its employee relations are good.

                                     5 of 36

Item 2.  Properties
         ----------

The Company leases office facilities (approximately 25,000 square feet) in Lakewood, Colorado (a suburb of Denver). These facilities house the Company's administrative, financing and marketing operations. The Lakewood, Colorado facility adequately provides for present and future needs, as currently planned. In addition, the Company leases a warehouse facility, four retail stores, and has seven regional or satellite marketing offices. The Company also leases facilities in Ogden and Salt Lake City, Utah where it markets and services information technology equipment.

Item 3.  Legal Proceedings
         -----------------

     The Company is involved in the following legal proceedings:

     a. Bank One Texas, N.A. v. Capital Associates International, Inc. and Capital Associates, Inc., United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-99CV0697-G

          On March 2, 1999, Bank One Texas, N.A. ("Bank One") filed a complaint against the Company seeking recovery from the Company of $1,324,715.02 together with interest at the lesser of 18% per annum or the maximum amount permitted by law from December 30, 1991. To date, Bank One has not served the complaint on the Company. Bank One is alleging in the lawsuit that the Company breached the terms of its Purchase Agreement, dated December 30, 1991, with Bank One pursuant to which Bank One agreed to purchase from the Company, for an initial payment of $1,324,715.02 (the "Bank One Payment"), certain furniture, fixtures and equipment (the "FF&E") previously leased to MBank Dallas, N.A. ("MBank"). MBank defaulted on the lease in 1989 and was eventually placed in receivership. Bank One filed a lawsuit over the ownership of the FF&E and certain collateral for MBank's lease obligations (the "MBank Collateral") in January 1992 (the "MBank Litigation"). See the Company's Annual Reports on Form 10-K for the fiscal years ended May 31, 1994 and 1995, for the history of the MBank Litigation. In August 1995, all of the parties to the MBank Litigation, except Bank One, settled their claims with respect to the MBank Collateral. The Company received approximately $10.8 million as part of the settlement. Later in August 1995, the Company, pursuant to the terms of the settlement agreement, delivered $2.2 million to Bank One in repayment of the Bank One Payment together with interest thereon. Bank One rejected the tender and returned the $2.2 million to the Company while purporting to reserve all rights to make a claim to such funds in the future. In August 1998, the trial court held that Bank One was the owner of the FF&E. Now, a year after the trial court's decision and more than four years since it rejected the Company's tender, Bank One is seeking recovery of the Bank One Payment plus interest thereon since December 30, 1991.

          If Bank One pursues this lawsuit, the Company intends to (1) defend vigorously the claims asserted against it by Bank One and (2) assert vigorously all counterclaims it may have against Bank One. The Company believes that, at very least, it has strong defenses to the running of any additional interest on the Bank One Payment since Bank One rejected the Company's tender in August 1995. The Company also believes it may have credible defenses to the repayment of any portion of the Bank One Payment or any of the interest thereon based on Bank One's conduct over the past eight years.

     b. The Company is involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings, or the matter noted above, will have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

There were no matters submitted to a vote of security holders during the three months ended May 31, 1999.

                                    6 of 36

                                     PART II

Item 5.  Market  for  the  Registrant's  Common  Stock  and  Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

The Company's common stock trades on the Nasdaq Stock Market ("NASDAQ") under the symbol: CAII.

The following table sets forth the high and low sales prices of the Company's common stock for the periods indicated, according to published sources. High and low sales prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions and do not necessarily represent actual transactions.

         2000                                            HIGH             LOW
         ----                                            ----             ---

     First Quarter (through September 8, 1999)          3 1/2            2 1/8

         1999                                            HIGH             LOW
         ----                                            ----             ---

     First Quarter                                      5 3/8            2 1/2
     Second Quarter                                     4 1/2            3 1/8
     Third Quarter                                      5 3/4            2 3/4
     Fourth Quarter                                     4 1/2            2 7/8

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
     Second Quarter                                     4  1/4           2 13/16
     Third Quarter                                      3  1/2           2 1/8
     Fourth Quarter                                     5  3/8           2 15/16

On September 8, 1999, the date on which trading activity last occurred, the closing sales price of the Company's common stock was $3.00. On September 8, 1999, there were approximately 158 shareholders of record and at least 872 beneficial shareholders of the Company's outstanding common stock.

No dividends were paid during the periods indicated. The Company does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. See Note 9 of Notes to Consolidated Financial Statements for a discussion of restrictions on CAII's ability to transfer funds to the Company which, in turn, limits the Company's ability to pay dividends on its outstanding common stock.

On September 1, 1999, NASDAQ informed the Company that it was not in compliance with the minimum requirements for continued listing of its common stock on the Nasdaq National Market.

By letter dated August 31, 1999, NASDAQ informed the Company that it was not in compliance with the $5 million market value of public float requirement for continued listing of its Common Stock on the NASDAQ National Market (the "MVPF Requirement"). As reported herein, the total number of shares of Common Stock held by non-affiliates is 1,270,000 (24% of the outstanding shares), having a market value of $3,810,000. The letter states that, unless it regains compliance with the MVPF Requirement by November 30, 1999, the Company's Common Stock will be de-listed at the opening of business on December 3, 1999. The letter goes on to state that the Company may apply for listing on the NASDAQ SmallCap Market if it satisfies the requirements for continued listing thereon. The Company does not believe that it will be able to regain compliance with the MVPF Requirement on or before November 30, 1999. The Company is currently reviewing its alternatives, i.e., submitting an application for listing on the SmallCap Market, listing its Common Stock on the NASDAQ Over-The-Counter Bulletin Board, etc. The Company intends to timely file a Current Report on Form 8-K announcing any change in the listing of its Common Stock.

                                    7 of 36

Item 6.  Selected Financial Data
         -----------------------

The table on the following page sets forth selected consolidated financial data for the periods indicated derived from the Company's consolidated financial statements. The data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Company's consolidated financial statements and notes to the financial statements appearing elsewhere.

Income Statement Data
---------------------
(in thousands, except per share and number of shares data)


                                          1999            1998          1997            1996            1995
                                        ---------      ----------    ----------      ----------      ----------
Revenue:
  Equipment sales                       $ 193,914      $  248,258    $  204,545      $  166,242      $   81,370
  Leasing                                  42,614          25,101        14,420          10,212           7,672
  Interest                                  2,219           3,487         4,828           6,943          11,386
  Other                                     4,623           4,228         3,741           3,284           4,516
                                        ---------      ----------    ----------      ----------      ----------
                                          243,370         281,074       227,534         186,681         104,944
                                        ---------      ----------    ----------      ----------      ----------

Costs and expenses:
  Equipment sales                         187,733         240,702       200,018         161,797          70,866
  Leasing                                  27,260          17,337         8,928           5,466           3,893
  Operating and other expenses             15,513          11,830         9,568           8,332          11,603
  Provision for losses                        555             705           365             430           2,940
  Interest - non-recourse debt              8,503           6,123         6,012           7,705          12,548
  Interest - recourse debt                  3,409           2,857         1,900           2,145           1,618
                                        ---------      ----------    ----------      ----------      ----------
                                          242,973         279,554       226,791         185,875         103,468
                                        ---------      ----------    ----------      ----------      ----------
Income before income taxes                    397           1,520           743             806           1,476
Income tax expense                              -               -            10             202             360
                                        ---------      ----------    ----------      ----------      ----------
Net income                              $     397      $    1,520    $      733      $      604      $    1,116
                                        =========      ==========    ==========      ==========      ==========

Earnings per common share:
     Basic                              $     .08      $      .30    $      .15      $      .12      $      .22
     Diluted                            $     .07      $      .28    $      .14      $      .12      $      .21

Weighted average number of
  common shares outstanding:
     Basic                              5,173,000       5,117,000     5,004,000       4,987,000       5,052,000
     Diluted                            5,399,000       5,449,000     5,403,000       5,186,000       5,325,000

Balance Sheet Data
  (in thousands)                                                        May 31,
                                        -----------------------------------------------------------------------
                                          1999            1998          1997            1996           1995
                                        ---------      ----------    ----------      ----------      ----------

Total assets                            $ 246,741      $  214,093    $  146,517      $  127,511       $ 158,956
Recourse debt                              50,060          49,088        20,712          17,538          24,520
Discounted lease rentals                  125,639         104,311        61,466          63,749          98,216
Stockholders' equity                       25,615          25,186        23,501          22,881          22,490



                                     8 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I.   Results of Operations
     ---------------------

     During fiscal years 1999, 1998, 1997, 1996, and 1995, the Company reported net income of $397,000, $1,520,000, $733,000, $604,000, and $1,116,000,
     respectively. Net income for 1999 and 1998 includes the results for its CATG subsidiary subsequent to its acquisition effective November 1, 1997. Excluding the results for CATG, the Company had net income of $1,439,000 and $1,799,000 for 1999 and 1998, respectively. The Company's profits during these five years were achieved primarily as a result of expanding and improving its lease originations, asset management, remarketing and leased equipment sales activities and the sale of other corporate assets and the settlement of litigation.

     During fiscal year 1999 the Company:

     *    generated profits for the seventh consecutive year

     * renewed it's senior secured debt facility with an increase in the commitment amount under the Warehouse Credit Facility and the Working Capital Facility to $61,250,000 and $6,900,000, respectively

     * continued to invest in its sales force through an extensive training program and personnel expansion

     *    originated leases exceeding $266 million

     *    closed a new $50 million lease securitization facility

     *    added two new private investment programs

     * established a new subsidiary to remarket off-lease commercial quality used personal computers, monitors and printers

     *    increased  net   investment  in  direct   finance  leases  and  leased
          equipment, net by $56 million.

     Significant factors which may impact the Company's profitability in the future include the amount of capital available to the Company, it's success in developing and retaining the field sales force, the cost of capital and the ability to increase lease origination levels while achieving profitability targets. Several factors cause operating results to fluctuate, including (i) the level of fee income obtained from the sale of leases in excess of lease equipment cost, (ii) the seasonality of lease originations, (iii) the volume of leases maturing in a particular period and the resulting gain on remarketing, and (iv) variations in the relative percentages of the Company's leases originated and held which are classified as DFLs or OLs. The Company varies the volume of originated leases held relative to leases sold to private investors when and as the Company determines that it would be in its best interests, taking into account cash flow needs, profit opportunities, portfolio concentration, residual risk and its fiduciary duty to originate leases for its PIFs.

     Leasing is an alternative to financing equipment with debt. Therefore, the ultimate profitability of the Company's leasing transactions is dependent, in part, on the general level of interest rates. Lease rates tend to rise and to fall with interest rates, although lease rate movements generally lag interest rate movements.


                                    9 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     The Company originates leases with the intention of either selling the lease to PIFs or private investors or holding the lease through maturity. Leases originated and held for sale are referred to as "warehouse leases", or "warehouse portfolio". Leases the Company intends to hold to maturity are referred to as "Company-owned leases or "Company-owned portfolio". The Company generally holds warehouse leases for one to six months before sale to private investors. Leases held to maturity are generally more profitable than leases sold to private investors, i.e., aggregate leasing margin earned over the life of the lease is generally greater than the fee earned from sale to private investors (which includes rents retained in excess of interest expense during the holding period). However, the majority of the Company's leases are ultimately sold to PIFs or private investors because
     (i) the Company lacks the capital resources to hold until maturity all leases it originates and (ii) in order to achieve profitable results of operations, since revenue from a sale of a lease to a private investor is recorded in the period of sale while leasing revenue associated with a Company-owned lease is recorded over time based on the underlying lease term. Many sales to private investors are structured to enable the Company to share in some of the additional profit associated with holding a lease to maturity. The Company's strategy is to retain an interest in the residual value of leases sold to private investors where it believes additional profit may be available through remarketing upon lease maturity. The Company's retained interest in leases it has sold to private investors is reflected in the accompanying Consolidated Balance Sheets as "Residual value, net, arising from equipment under lease sold to private investors", (also referred to as "retained residuals"). Presented below is a schedule showing new lease originations volume and placement of new lease originations by fiscal year (in thousands).

                                                                                                       Years Ended May 31,
                                                                                            ----------------------------------------
                                                                                               1999            1998           1997
                                                                                            ---------       ---------      ---------
     Placement:
       Equipment under lease sold to PIFs                                                   $  14,000       $  47,000      $  63,000
       Equipment under lease sold to private investors                                        144,000         176,000        101,000
       Leases added to the Company's lease portfolio (a significant portion
          of which will be/were sold during the subsequent fiscal years)                      108,000          87,000         67,000
                                                                                            ---------       ---------      ---------
     Total lease origination volume                                                         $ 266,000       $ 310,000      $ 231,000
                                                                                            =========       =========      =========



     The Company continues to evaluate additional sources of capital which will provide the liquidity necessary to add leases to its own portfolio. The goal of such financing is to expand the availability of capital. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Additionally, many such leases have been sold to the PIFs because, as the PIF sponsor, the Company has a fiduciary responsibility to maximize investor returns and does so by blending higher yielding transactions with investment grade credit quality leases having lower lease rates. Consequently, the Company has limited the amount of funds it raises from PIF investors. During fiscal year 1998, the Company completed the offering of units in its most recent PIF, Capital Preferred Yield Fund-IV, L.P. (CPYF-IV). The Company has elected not to organize additional PIFs and future equipment sales to PIF's are expected to comprise a significantly smaller percentage of total placements of new lease originations. Should the Company be successful in identifying and in closing new sources of capital (for which no assurance can be given), it intends to further grow its own lease portfolio.


                                    10 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories derived from the Consolidated Statements of Income appearing on page F-4 of this report on Form 10-K, prepared solely to facilitate the discussion of results of operations that follows (in thousands):


                                        YEARS ENDED MAY 31,                          YEARS ENDED MAY 31,
                                     -------------------------                     -----------------------
     CAI CONSOLIDATED                   1999           1998          CHANGE          1998           1997          CHANGE
     ----------------                ----------     ----------      ---------      ---------     ---------      ---------

     Equipment sales margin          $   6,181      $   7,556       $ (1,375)      $  7,556      $  4,527       $  3,029
     Leasing margin                     15,354          7,764          7,590          7,764         5,492          2,272
     Other income                        4,623          4,228            395          4,228         3,741            487
     Operating and other expenses      (15,513)       (11,830)        (3,683)       (11,830)       (9,568)        (2,262)
     Provision for losses                 (555)          (705)           150           (705)         (365)          (340)
     Interest expense, net              (9,693)        (5,493)        (4,200)        (5,493)       (3,084)        (2,409)
     Income taxes                            -              -              -              -           (10)            10
                                     ---------      ---------       --------       --------      --------       --------
     Net income                      $     397      $   1,520       $ (1,123)      $  1,520      $    733       $    787
                                     =========      =========       ========       ========      ========       ========


                                        YEARS ENDED MAY 31,                          YEARS ENDED MAY 31,
                                     -------------------------                     -----------------------
     CAI WITHOUT CATG                   1999           1998          CHANGE          1998           1997          CHANGE
     ----------------                ----------     ----------      ---------      ---------     ---------      ---------

     Equipment sales margin          $  3,731       $  6,152        $ (2,421)      $  6,152      $  4,527       $  1,625
     Leasing margin                    15,354          7,764           7,590          7,764         5,492          2,272
     Other income                       4,623          4,228             395          4,228         3,741            487
     Operating and other expenses     (12,465)       (10,348)         (2,117)       (10,348)       (9,568)          (780)
     Provision for losses                (479)          (635)            156           (635)         (365)          (270)
     Interest expense, net             (9,325)        (5,361)         (3,964)        (5,361)       (3,084)        (2,277)
     Income taxes                           -              -               -              -           (10)            10
                                     --------       --------        --------       --------      --------       --------
     Net income                      $  1,439       $  1,800        $   (361)      $  1,800      $    733       $  1,067
                                     ========       ========        ========       ========      ========       ========


                                        YEARS ENDED MAY 31,                        YEAR ENDED   SEVEN MONTHS
                                     -------------------------                       MAY 31,    ENDED MAY 31,
     CATG                               1999           1998          CHANGE           1998          1997          CHANGE
     ----                            ----------     ----------      ---------      ----------   -------------   ---------

     Equipment sales margin          $  2,450       $  1,404        $  1,046       $  1,404      $      -       $  1,404
     Operating and other expenses      (3,048)        (1,482)         (1,566)        (1,482)            -         (1,482)
     Provision for losses                 (76)           (70)             (6)           (70)            -            (70)
     Interest expense, net               (368)          (132)           (236)          (132)            -           (132)
                                     --------       --------        --------       --------      --------       --------
            Net loss                 $ (1,042)      $   (280)       $   (762)      $   (280)     $      -       $   (280)
                                     ========       ========        ========       ========      ========       ========



     EQUIPMENT SALES

     Equipment sales revenue and the related margin (including retail sales of new information technology equipment by the Company's CATG subsidiary) consist of the following (in thousands):


                                    11 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     EQUIPMENT SALES, continued

                                                                      Years Ended May 31,
                                                        --------------------------------------------           Increase
                                                                 1999                   1998                  (Decrease)
                                                        ---------------------   --------------------    ---------------------
                                                         Revenue     Margin      Revenue     Margin      Revenue      Margin
                                                        ---------   --------    ---------   --------    ---------    --------
     Transactions during initial lease term:
     Equipment under lease sold to PIFs                 $  18,996   $    437    $  48,648   $  1,090    $ (29,652)   $   (653)
     Equipment under lease sold to private investors      143,910      2,013      179,408      2,204      (35,498)       (191)
                                                        ---------   --------    ---------   --------    ---------    --------
                                                          162,906      2,450      228,056      3,294      (65,150)       (844)
                                                        ---------   --------    ---------   --------    ---------    --------
     Transactions subsequent to initial lease
     term (remarketing revenue):
     Sales of off-lease equipment                           2,360        363        3,723        885       (1,363)       (522)
     Sales-type leases                                         56         56          322        156         (266)       (100)
     Excess collections (cash collections in excess
     of the associated residual value from equipment
     under lease sold to private investors)                   570        570        1,622      1,622       (1,052)     (1,052)
                                                        ---------   --------    ---------   --------    ---------    --------
                                                            2,986        989        5,667      2,663       (2,681)     (1,674)
     Deduct related provision for losses                        -       (555)           -       (705)           -         150
                                                        ---------   --------    ---------   --------    ---------    --------
     Realizations of value in excess of provision for
     losses                                                 2,986        434        5,667      1,958       (2,681)     (1,524)
     Add back related provision for losses                      -        555            -        705            -        (150)
                                                        ---------   --------    ---------   --------    ---------    --------
                                                            2,986        989        5,667      2,663       (2,681)     (1,674)
     Equipment brokerage sales                                874        292          650        196          224          96
     CATG sales                                            27,148      2,450       13,885      1,403       13,263       1,047
                                                        ---------   --------    ---------   --------    ---------    --------
     Total equipment sales                              $ 193,914   $  6,181    $ 248,258   $  7,556    $ (54,344)   $ (1,375)
                                                        =========   ========    =========   ========    =========    ========

                                                                      Years Ended May 31,
                                                        --------------------------------------------           Increase
                                                                 1999                   1998                  (Decrease)
                                                        ---------------------   --------------------    ---------------------
                                                         Revenue     Margin      Revenue     Margin      Revenue      Margin
                                                        ---------   --------    ---------   --------    ---------    --------
     Transactions during initial lease term:
     Equipment under lease sold to PIFs                 $  48,648   $  1,090    $  66,987   $  1,442    $ (18,339)   $   (352)
     Equipment under lease sold to private investors      179,408      2,204      131,600      1,768       47,808         436
                                                        ---------   --------    ---------   --------    ---------    --------
                                                          228,056      3,294      198,587      3,210       29,469          84
                                                        ---------   --------    ---------   --------    ---------    --------
     Transactions subsequent to initial lease
     term (remarketing revenue):
     Sales of off-lease equipment                           3,723        885        5,142        679       (1,419)        206
     Sales-type leases                                        322        156           71         69          251          87
     Excess collections (cash collections in excess
     of the associated residual value from equipment
     under lease sold to private investors)                 1,622      1,622          528        528        1,094       1,094
                                                        ---------   --------    ---------   ---------    ---------   --------
                                                            5,667      2,663        5,741      1,276          (74)      1,387
     Deduct related provision for losses                        -       (705)           -       (365)           -        (340)
                                                        ---------   --------    ---------   --------    ---------    --------
     Realizations of value in excess of provision for
     losses                                                 5,667      1,958        5,741        911          (74)      1,047
     Add back related provision for losses                      -        705            -        365            -         340
                                                        ---------   --------    ---------   --------    ---------    --------
                                                            5,667      2,663        5,741      1,276          (74)      1,387
     Equipment brokerage sales                                650        196          217         41          433         155
     CATG sales                                            13,885      1,403            -          -       13,885       1,403
                                                        ---------   --------    ---------   --------    ---------    --------
     Total equipment sales                              $ 248,258   $  7,556    $ 204,545   $  4,527    $  43,713    $  3,029
                                                        =========   =========   =========   ========    =========    ========

                                    12 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     Equipment Sales to PIFs
     -----------------------

     In February 1998, the Company sold the remaining publicly offered units in Capital Preferred Yield Fund-IV, L.P. The Company has elected not to organize additional PIFs and only two PIFs are in their reinvestment stage and are actively acquiring leases. Consequently, equipment sales margin arising from equipment under lease sold to PIF's has declined and will continue to decline. In addition, fees and distributions from the PIF's (reported as "Other Income") has also declined.

     Equipment sales to the PIFs decreased during fiscal year 1998 as compared to fiscal year 1997 because three of the PIFs were in their planned liquidation stage and two of the PIFs had been liquidated in 1998. Once a PIF enters the liquidation stage, it no longer acquires equipment under lease. Two PIFs were actively acquiring leases in 1998 as compared to four PIFs which were actively acquiring leases in 1997.

     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors decreased in fiscal year 1999 compared to fiscal year 1998 principally because 1998 results reflect a large, one-time portfolio acquisition the majority of which was sold to private investors. Equipment sales to private investors increased in fiscal year 1998 compared to fiscal year 1997 principally because of the increased volume of lease originations. The Company has, in recent years, invested in its lease origination sales force through extensive training and personnel expansion, adopted a strategy of vertical integration (i.e., the
     development  of  specialized  equipment  and  remarketing   expertise)  and
     established strategic alliances with investors having a lower cost of capital enabling the Company to originate and to sell leases at competitive prices.

     The Company defers income related to its servicing obligation on leases it sells. This income is amortized over the life of the lease and is included in Other Income.

     Equipment Brokerage Sales
     -------------------------

     NBCO acquires used personal computers, monitors and printers from a variety of sources, including end-users and other lessors. The equipment is sold in quantity to third parties or to consumers through NBCO's retail facilities.

     Revenue from equipment brokerage sales increased during fiscal year 1999 as a result of sales to consumers through NBCO's retail facilities. Prior to 1999, equipment brokerage sales generally consisted of quantity sales to third parties. Equipment brokerage sales increased in fiscal year 1998 compared to fiscal year 1997 because in 1998 the Company dedicated personnel to pursuing such sales. Prior to 1998, Company personnel were devoted only part-time to this activity.

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past twenty-eight consecutive quarters. The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or as leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until

                                    13 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses, continued
     -------------------------------------------------------------

     until remarketing after the expiration of the initial lease term). As shown in the tables above, the realizations from sales exceeded the provision for losses for fiscal years 1999, 1998 and 1997, even without considering realizations from remarketing activities recorded as leasing margin.

     Remarketing revenue and the related margins from sales (i.e., sales occurring after the initial lease term) are affected by the number and the dollar amount of equipment leases that mature in a particular year (the average lease term is 3 to 5 years). Remarketing revenue and margin declined in 1999 as a result of a low-level of leases maturing during the period. That low level of leases reflects the Company's low level of leases originated during the mid-1990's. Because lease originations have been increasing since that time, leases maturing subsequent to 1999 are also increasing, therefore the Company expects remarketing revenue and margin to increase during fiscal year 2000.

     The provision for losses of $555,000 recorded during fiscal year 1999 consisted of:

     * $479,000 attributable to leases having a net book value of $671,000 with a lessee who filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code during the third quarter fiscal 1999 and has begun the process of liquidating its business. The carrying value of the leased equipment was reduced to reflect the Company's best estimate of its recoverable value upon liquidation.

     *   $76,000 arising from the write-off of bad debts for CATG.

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

                                    14 of 36

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

     CATG

     CATG activities consist primarily of the sale of new information technology hardware. In conjunction with the sale of hardware, CATG also sells software and services. Revenue from such sources is not material to total CATG sales. CATG's revenue and margin have been included in the accompanying financial statements since November 1, 1997, the date of acquisition.

     Since its acquisition, the Company has invested significant time and capital resources into CATG in order to extend its capabilities beyond CATG's traditional regional market to CAI's customers throughout the United States. The costs associated with this effort primarily include additional salaries and wages, training, and travel and expenses. CATG has not yet realized a material amount of revenue from this effort. Consequently, costs in excess of revenues from the national effort have resulted in an increase in net loss from operations of approximately $600,000 for fiscal year 1999 compared to fiscal year 1998. In addition, in the fourth quarter 1999, a charge of $500,000 was recorded to reflect adjustments to equipment purchases payable. CATG interest expense increased approximately $200,000 because (i) the prior year results reflected less than twelve months results and (ii) the acquisition term loan utilized to finance the acquisition of CATG closed on May 31, 1999. Prior to that time, CAI had temporarily financed the acquisition of CATG utilizing internally generated funds and did not allocate any internal interest expense to CATG. CAI is presently evaluating its strategic options for improving CATG's operating results.

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                                    Years Ended May 31,
                                           ------------------------------------
                                             1999          1998          1997
                                           --------      --------      --------

     Leasing revenue                       $ 42,614      $ 25,101      $ 14,420
     Leasing costs and expenses             (27,260)      (17,337)       (8,928)
                                           --------      --------      --------
     Leasing margin                        $ 15,354      $  7,764      $  5,492
                                           ========      ========      ========

     The increase in leasing revenue, leasing costs and expenses and leasing margin is due to the increase in the volume of lease originations warehoused pending sale to private investors and growth in the Company's lease portfolio. Subject to the Company's ability to obtain additional funding, these revenue and expense amounts are expected to increase further as the Company continues to grow its lease portfolio, and increase the amount of leases warehoused pending sale.

     Leasing margin may fluctuate based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities, (iii) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes and the majority of leases added to CAI's portfolio have been operating leases).

                                    15 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     OTHER INCOME

     Other income consists of the following (in thousands):

                                                         Years Ended May 31,
                                                  ------------------------------
                                                   1999         1998      1997
                                                  -------     -------    -------

     Fees and distributions from PIFs             $ 2,757     $ 3,114    $ 2,453
     Fees from private leasing programs             1,068         451         38
     Interest on installment sale of equipment        198         443        769
     Gain on sale of installment sale note            423           -          -
     Other                                            177         220        481
                                                  -------     -------    -------
                                                  $ 4,623     $ 4,228    $ 3,741
                                                  =======     =======    =======

     For the reasons discussed under EQUIPMENT SALES TO PIFs, the amount of fees and distributions from PIF's declined in 1999 and is expected to decline in future years.

     The Company recorded an installment sale contract in connection with the settlement agreement reached with respect to the Hemmeter Litigation (which is discussed in Note 12 of Notes to Consolidated Financial Statements to the 1996 Form 10-K). During fiscal years 1999 and 1998, the Company received $483,000 and $650,000, respectively, of cash payments related to the installment sale note. In the third quarter of fiscal 1999, the Company sold the installment sale contract, which had a carrying value of $246,000, to the parent company of the debtor for $669,000.

     OPERATING AND OTHER EXPENSES

     Operating and other expenses increased approximately $3.7 million (31%) for fiscal year 1999 compared to fiscal year 1998. Approximately $1.6 million of the increase was due to an increase in CATG expenses. Approximately $1,000,000 of the increase in CATG expenses reflects a full year of operations in 1999 compared to seven months of operations reflected in 1998 and $600,000 of the increase reflects costs associated with building CATG's national sales capabilities. The remaining increase was due primarily to costs associated with the Company's investment in its retail marketing infrastructure (i.e., personnel training costs associated with new sales representatives) and NBCO subsidiary. Operating and other expenses also includes a charge of $130,000 to reflect the write-off of costs associated with an unsuccessful subordinated debt offering.

     Operating and other expenses increased $2.3 million (24%) for fiscal year 1998 as compared to fiscal year 1997. Approximately $1.5 million of the increase in fiscal 1998 was due to CATG expenses which have been included in the consolidating financial statements since the acquisition date of November 1, 1997. The remaining increase was due primarily to costs associated with the Company's investment in its retail marketing infrastructure.




                                    16 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     INTEREST EXPENSE, NET

     Interest expense, net consists of the following (in thousands):

                                                 1999         1998        1997
                                                 ----         ----        ----

     Interest income                          $ (2,219)    $ (3,487)   $ (4,828)
     Non-recourse interest expense               8,503        6,123       6,012
                                              --------     --------    --------
       Net non-recourse interest expense         6,284        2,636       1,184
     Recourse interest expense                   3,409        2,857       1,900
                                              --------     --------    --------
       Interest expense, net                  $  9,693     $  5,493    $  3,084
                                              ========     ========    ========

     The Company finances leases for its own portfolio primarily with non-recourse debt. Interest income arises when equipment financed with non-recourse debt is sold to investors. As a result, interest income reported in the accompanying Consolidated Statements of Income includes an amount equal to the non-recourse interest expense on financed equipment sold to investors. Therefore, net non-recourse interest expense on related discounted lease rentals pertains to the Company's owned lease portfolio. Such amount increased due to growth in the Company's owned portfolio. It is anticipated that net non-recourse interest expense will continue to increase in the future as the Company adds additional leases financed with non-recourse debt to its portfolio.

     Recourse interest expense increased during fiscal year 1999 compared to fiscal year 1998 primarily due to (i) increased borrowings under the Company's Senior Facility used to fund the growth in the number of leases the Company holds for sale to private investors, and (ii) leases held in the Company's own portfolio financed through its Securitization facility (which has a recourse component). Recourse interest expense increased during fiscal year 1998 compared to fiscal year 1997 primarily due to increased borrowings under the Company's Warehouse Facility used to fund the growth in the number of leases the Company holds for sale to private investors.

     INCOME TAXES

     As shown in the table in Note 12 of Notes to the Consolidated Financial Statements, the Company's significant deferred tax assets consist of ITC carryforwards of approximately $600,000 (which expire in fiscal years 2000 and 2001), NOL carryforwards of approximately $700,000 (which expire from 2013 through 2014) and alternative minimum tax ("AMT") credits of $4.6 million (which are not subject to expiration). These tax assets are available to offset federal income tax liability. However, the amount of ITC and AMT credit carryforward that may be utilized to reduce tax liability is significantly limited due to the computation of AMT liability (see discussion below). As a result of the future expiration of the ITC carryforward, the Company has established a valuation allowance for deferred tax assets to reflect the uncertainty that the ITC carryforward will be fully utilized prior to expiration.

     Income tax expense is provided on income at the appropriate statutory rates applicable to such earnings. The appropriate statutory federal and state income tax rate for fiscal years 1999, 1998 and 1997 was approximately 40%. Adjustments to the valuation allowance are recognized as a separate component of the provision for income tax expense. Consequently, the actual income tax rate for fiscal years 1999, 1998 and 1997 was less than the effective rate of 40% primarily due to the reduction in the valuation allowance. The decrease in the valuation allowance recorded in fiscal

                                    17 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

I.   Results of Operations, continued
     ---------------------

     INCOME TAXES

     1999 and 1998 represented the utilization of an ITC carryforward for which a valuation allowance had been provided, and reduction in the uncertainty about future utilization of ITC carryforwards prior to expiration as the Company continued to report net income from operations. The reductions in the valuation allowance recorded during the years ended May 31, 1999 and May 31, 1998 resulted in income tax benefits of $100,000 and $464,000, respectively. The reduction of the valuation allowance recorded in fiscal 1997 represented the utilization of an ITC carryforward and the receipt of a state income tax refund for which a valuation allowance had been provided.

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

II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to its PIFs or Private Investors), non-recourse debt and Securitization proceeds, recourse bank debt (see Note 10 of Notes to Consolidated Financial Statements), rents, fees and distributions from its PIFs and private investors, and sales or re-leases of equipment after the expiration of the initial lease terms. In addition, the Company finances receivables of its CATG subsidiary primarily under an agreement with a specialized finance company. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

     On December 20, 1998, Capital Associates International Inc. ("CAII") obtained $15 million in committed non-recourse financing from NationsBanc Leasing Corporation. CAII may use the committed financing at its discretion to finance leases under a warehousing arrangement. The loan is secured by lease transactions financed under the facility only. The loan was primarily underwritten utilizing the underlying credit quality of the leases pledged as collateral under the facility. The interest rate option associated with the facility is Prime rate minus 0.25% or LIBOR plus 2.5% (7.75% & 4.90% at May 31, 1999, respectively). The Company is required to pay a fee of 0.2% of the unused commitment quarterly. The outstanding balance under the facility at May 31, 1999 was $1.3 million. The loan is included with "Discounted lease rentals" in the accompanying consolidated Balance Sheets. The facility contains general operating and reporting requirements, however, no formal financial covenants are required of CAII. As of May 31, 1999, CAII was in compliance with the terms of the facility.

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

                                    18 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

     Leases that, in the past, would have been originated for sale to the PIF's are now being retained by the Company. This strategy is expected to increase the Company-owned leased portfolio. Increases in the size of the Company's lease portfolio are expected to result in an increase in (a) the Company's revenue and ultimate profitability and (b) the amount of capital needed to fund leasing activities. The Company finances leases for its own portfolio on a long-term basis utilizing the Securitization facility described in Note 9 to Notes to Consolidated Financial Statements. Securitization generally provides financing for 90-95% of the cost of leased equipment. The remaining cost of the equipment (also referred to as "equity capital") is financed utilizing availability under the Company's recourse debt facility and/or cash from operations.

     In addition, the Company has significantly increased the amount of leases it is holding in its warehouse portfolio. The Company generally finances leases it holds pending sale utilizing borrowings under the Warehouse Credit Facility portion of its Senior Facility equal to 95% of the cost of the leased equipment, and equity capital for the remainder of the cost. In addition, the Company has originated certain leases intended for sale to investors which are not eligible for financing under the Warehouse Credit Facility. In such cases, equity capital is utilized to finance 100% of the cost of the leased equipment.

     The Company has significantly increased its investment in its portfolio (comprising both the Company-owned and warehouse portfolios) during the most recent two fiscal years, as reflected in the following balances, as of May 31 of its most recent three fiscal year ends:

                                                       Years Ended May 31,
                                                --------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   --------

     Net investment in direct finance leases    $  42,116   $  31,181   $  7,700
     Leased equipment, net                        150,338     104,825     71,443
                                                ---------   ---------   --------
                                                $ 192,454   $ 136,006   $ 79,143
                                                =========   =========   ========

     The increasing investment in the portfolio has also caused an increase in accounts receivable at May 31, 1999 compared to May 31, 1998. The trend of increasing investment in leases has continued through August 31, 1999. The increases in leases and related accounts receivable have required significant investment of equity capital.

     During 1999, the Company significantly increased its Equipment Brokerage Sales. Such sales entail the acquisition of inventory for sale to third parties and for sale to consumers through the NBCO retail stores. At May 31, 1999, inventory held for equipment brokerage sale amounted to approximately $1 million. The Company finances the inventory utilizing availability under its Working Capital Facility. Utilization of the Working Capital Facility directly reduces the amount of "equity capital" available to invest in leases.

     To enable the Company to continue to add leases to its portfolio, it must increase the availability of equity capital. Its primary strategy is to sell existing leases in its warehouse portfolio to private investors in order to "free-up" previously invested equity capital. In addition, the Company is evaluating additional sources of capital which will provide the liquidity necessary to continue to add leases to its portfolio, including the sale of Company-owned leases, the sale of retained residuals, a public debt offering and the sale of non-leasing related assets. There can be no assurance that the Company will be successful in selling existing leases to private investors, or in raising additional equity capital.

                                    19 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

     The Company's Senior Facility was expanded during fiscal 1999 to approximately $71 million. The terms of the Senior Facility are substantially unchanged and expire on November 26, 2000. See Note 10 to Notes to Consolidated Financial Statements for a description of the Company's Senior Facility. As of May 31, 1999, the Company was not in compliance with the Interest Coverage Covenant, as defined, for which it received a waiver from its Lenders in August 1999. The waiver included a temporary reduction in the minimum interest coverage ratio for the fiscal quarters ended May 31, 1999, August 31, 1999 and November 30, 1999 and amended (in a manner favorable to the Company) certain definitions used in calculating certain of the Company's financial covenants. After that time, the minimum interest coverage ratio will return to its prior level. In connection with the execution of the waiver, Messrs. Buckland and Walker loaned the Company $350,000 on a subordinated basis. See Part III, Item 13, below for discussion of the terms of this loan. No assurance can be given that the Company will be able to achieve the level of profitability necessary to remain in compliance with the Interest Coverage Covenant in the future. Should the Company not remain in compliance, it would constitute an Event of Default, as defined in the bank agreement, and there is no assurance that the Lenders would again grant a waiver. In the event of a default there is no assurance that the Lenders would continue to provide advances to the Company. Should the Lenders no longer provide advances to the Company, its ability to continue to operate its business would be significantly impaired.

     The Company finances receivables and inventory for its CATG subsidiary under an agreement with Deutsche Financial Services. At May 31, 1999, accounts receivable, net included $4,502,000 of receivables related to the Company's CATG subsidiary which were eligible collateral under the financing agreement.

     Inflation has not had a significant impact upon the operations of the Company.

     YEAR 2000 ISSUES

     The Company has conducted a comprehensive review of its internal information technology ("IT") systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. The Company is in the process of upgrading or replacing all components of its IT systems which were identified as being affected by the Year 2000 issue. At the present time, the Company has completed upgrades and testing of the upgrades for all components of its IT systems except its primary application software which controls the Company's financial records, asset management detail, and billing records. The Company has fully identified all aspects of the application software which have Year 2000 issues and has commenced the process of upgrading the software. The Company expects that the new upgrades will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The Company does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the Company has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the Company be unsuccessful in completing the necessary upgrades by December 31, 1999, the Company does not expect there will be a material adverse effect on the Company's financial position or results of operations. The Company believes it could continue to operate utilizing manual procedures until all system upgrades are completed. However, there could be a negative impact on the Company's ability to realize expected cash flows from leased equipment on a timely basis due to billing or collection problems which could arise related to Year 2000 issues. While it is expected that the Company's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the liquidity and financial resources.

                                    20 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

     YEAR 2000 ISSUES, continued

     To date, costs associated with Year 2000 readiness have been immaterial. The Company expects that any additional costs of being Year 2000 compliant will be immaterial.

     Some risks associated with the Year 2000 problem are beyond the Company's ability to control, including the extent to which lessees, suppliers and service providers can address their Year 2000 problems. The Company has received correspondence from substantially all significant lessees, suppliers and service providers representing their expected readiness in regards to the ability to do business after December 31, 1999. The Company cannot estimate, therefore, the impact on it if third parties are not Year 2000 compliant. The failure by a lessee or supplier to adequately address the Year 2000 issue could hurt the lessor or supplier and disrupt the Company's business. The most likely worst case Year 2000 scenario is if one or more lessee's business is disrupted by Year 2000 problems and is unable to remit lease payments on a timely basis. Such a situation could negatively impact the Company's cash flow and liquidity for a period of time. However, because substantially all of the Company's leases are with lessees of substantial credit-worthiness, it is expected that such a disruption would be temporary, and therefore not have a material impact on the Company's financial position or results of operations.


III. New Accounting Pronouncements
     -----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company adopted Statement 131 in the first quarter of 1999 by reporting operating segment information on Form 10-Q for its leasing and equipment retailing segments.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Company expects to adopt Statement 133 in the first quarter of 2000. The Company does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.


                                    21 of 36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

IV.  "Safe Harbor" Statement Under the Private  Securities Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, customer credit risk, competition from other lessors, specialty finance lenders or banks and the availability and cost of financing sources. Certain specific risks associated with particular aspects of the Company's business are discussed in detail throughout Parts I and II of this report when and where applicable.


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


Item 9.  Disagreements on Accounting and Financial Disclosure
         ----------------------------------------------------

None.


                                    PART III

Item 10.  Directors and Executive Officers
          --------------------------------

The  following  table sets forth (i) the names of the  directors of the Company,
(ii)  their  ages at the  Record  Date and  (iii)  their  tenure on the Board of
Directors:

DIRECTORS

      Name             Age    Position(s) with Company          Director Since
      ----             ---    ------------------------          --------------

William H. Buckland     54           Director                        1995
James D. Edwards        59           Director                        1987
Gary M. Jacobs          52           Director                 1978-1990 and 1994
Robert A. Sharpe II     41           Director                        1996
James D. Walker         54     Chairman of the Board,                1994
                               President, Chief Executive
                               Officer and Director

Mr. Buckland has been Chairman of the Board, President and Chief Executive Officer of MCC Financial Corporation, an aircraft and equipment lessor ("MCC"), since May 1998. From May 1988 to May 1998, Mr. Buckland was Chairman of the Board, Secretary and Treasurer of MCC. From May 1988 to present, Mr. Buckland has been and continues to be a director and 50% stockholder of MCC. Immediately prior to the purchase of MCC in 1988, Mr. Buckland held, from 1978 to 1988, a number of executive positions at Fairchild Industries, Inc. Mr. Buckland is also a director of MCC Aircraft Leasing I, Inc., MCC World Aviation Associates, Inc., and Capital Associates International, Inc., a wholly-owned subsidiary of the Company ("CAII").

                                    22 of 36

          --------------------------------

DIRECTORS, continued

Mr. Edwards has been retired since 1995. From May 1989 to May 1995, Mr. Edwards was President, Chief Executive Officer and a director of Tricord Systems, Inc., a computer hardware and software development firm. From 1987 to 1989, Mr.
Edwards was President and Chief Executive Officer of Telwatch, Inc., a telecommunications firm. From 1983 to 1987, Mr. Edwards held various executive positions with AT&T, including President of AT&T Computer Systems. Prior to 1983, Mr. Edwards held executive positions with IBM Corporation, Xerox Corporation and Bausch & Lomb. Mr. Edwards is also a director of Chatcom, Inc., Lexicor, Red Hill, Dezignz and CAII.

Mr. Jacobs has been Executive Vice President and Secretary of Corporate Express, Inc., an office products supply company ("CEI"), since July 1995. From 1992 to July 1995, Mr. Jacobs was also Chief Financial Officer of CEI. From 1990 through November 1992, Mr. Jacobs served as the President and Chief Executive Officer of Boulder Retail Finance Corporation, an investment firm controlled by Mr. Jacobs. From 1978 through mid-1990, Mr. Jacobs served as Executive Vice President and in various other senior executive positions with the Company and CAII. Prior to joining the Company, Mr. Jacobs served as a director of finance for Storage Technology Corporation, a company which manufactures computer peripheral devices. Mr. Jacobs served as a director of the Company and CAII from 1978 through mid-1990 and is currently a director of Boulder Retail Finance Corporation and CAII.

Mr. Sharpe has been Executive Vice President of Fairchild Fasteners, a fastener manufacturer, since July 1996. From July 1994 through June 1996, Mr. Sharpe was Vice President, Corporate Development of Smithfield Foods, Inc, a food processor. Prior to joining Smithfield Foods, Inc., Mr. Sharpe had a ten year career in corporate banking. From 1987 through June 1994, Mr. Sharpe served in a number of capacities at NationsBank Corporation, a bank holding company, including Senior Vice President in charge of Mid-Atlantic Corporate Banking relationships. Mr. Sharpe is also a director of the Fairchild Corporation and CAII.

Mr. Walker has been the President and Chief Executive Officer of the Company since April 1998. From May 1988 to May 1998, Mr. Walker was President and Chief Executive Officer of MCC. From May 1988 to present, Mr. Walker has been and continues to be a director and 50% stockholder of MCC. Prior to that time, Mr. Walker was involved in equipment lease management with Equipment Leasing and Financing Corp. (President 1987- 1988),Thomson McKinnon Securities, Regional Vice President - Lease Originations from 1986 to 1987 and Finalco, Inc. starting as Marketing Representative in 1981 and becoming Senior Vice President of Marketing. Prior to that, Mr. Walker held marketing and engineering positions with IBM Corporation and TRW, Inc. Mr. Walker is also a director of MCC Aircraft Leasing I, Inc., MCC World Aviation Associates, Inc. and CAII.

DIRECTOR COMPENSATION

The Board amended and restated the Company's Board of Directors Compensation Policy in Fiscal 1996 (the "Amended Policy"), effective on and as of October 26, 1995. Pursuant to the Amended Policy, the Company pays each director (1) a $3,750 quarterly retainer ($5,000 for the Chairman of the Board), (2) $1,000 for each Board meeting attended, (3) $1,000 for each committee meeting (other than Executive Committee meetings) attended, (4) consulting fees for consulting services at a rate approved by the Board, and (5) all reasonable out-of-pocket expenses of attending such meetings and performing any consulting services for the Company.

Pursuant to a Consulting Agreement with Mr. Buckland, dated as of June 1, 1996, the Company paid Mr. Buckland $112,500 for services rendered during Fiscal 1999. Mr. Walker became an employee of the Company effective April 7, 1998 at which time his Consulting Agreement with the Company, dated June 1, 1996, terminated and he entered into an Employment Agreement with the Company (the terms of which are described in Part III, Item 11, below). Messrs. Buckland and Walker earned no incentive compensation during Fiscal 1999.

                                    23 of 36

          --------------------------------

DIRECTOR COMPENSATION, continued

For Fiscal 1997, the Board's Special Compensation Committee decided to provide incentive compensation to each of Messrs. Buckland and Walker through the Company's assignment to each of a 2.70735 percent interest in the residual proceeds derived from certain equipment leased to General Motors. Such residual proceeds will be realized and paid over approximately seven (7) years. The assignments of these interests is evidenced by non-recourse residual sharing notes from the Company. In Fiscal 1997, the Company accrued estimated expenses of $50,500, for each of the residual sharing notes, reducing the Company's book value for these residuals to reflect this assigned interest to Messrs. Buckland and Walker.

For Fiscal 1998 and 1999, the Consulting Agreements provide incentive compensation of 4% (the "Base Incentive Payment Percentage") of the Company's pre-tax earnings for each such fiscal year. The Base Incentive Payment Percentage is to be adjusted up or down by the percentage change in the average closing price of the Company's stock for the last four months of the applicable fiscal year, as compared to the same period in the prior fiscal year, but in no event will the Base Incentive Payment Percentage be adjusted lower than 3% or higher than 6%.

For Fiscal 1998, the total incentive compensation earned by Mr. Buckland was $96,000 and by Mr. Walker was $82,000. Mr. Walker's incentive compensation payment was pro-rated to the date his Consulting Agreement was terminated, April 7, 1998. Of those amounts, payment of one-third has been deferred to June 1, 2001 so that Messrs. Buckland and Walker have received for Fiscal 1998, $64,000 and $54,667, respectively, and will receive the balance of $32,000 and $27,333, respectively, on June 1, 2001, provided each is still a director and/or employee on that date.

The following table sets forth the amount of quarterly retainer fees, meeting fees, Executive Committee fees, consulting fees and total fees paid to directors during Fiscal 1999:


                        Quarterly                        Prior Year   Consulting
    Directors           Retainer         Meeting Fees       Fees         Fees        Total (1)
--------------------    --------         ------------    ----------   ----------     ---------

William H. Buckland     $ 15,000        $   9,000 (3)       -0-       $ 112,500      $ 136,500
James D. Edwards        $ 15,000        $   9,000 (3)       -0-            -0-       $  24,000
Gary M. Jacobs          $ 15,000        $   8,000 (4)       -0-            -0-       $  23,000
Robert A. Sharpe II     $ 15,000        $   8,000 (4)       -0-            -0-       $  23,000
James D. Walker         $ 20,000 (2)    $   9,000 (3)    $ 6,250           -0-       $  32,250


(1) These amounts do not include (a) expense reimbursements paid to the directors during Fiscal 1999 and (b) the value of stock options that were granted to the directors in Fiscal 1999 and prior fiscal years.

(2) As Chairman of the Board, Mr. Walker's quarterly retainer is $5,000. At Mr. Walker's instructions, the Company paid $5,000 of accrued Board fees otherwise payable to Mr. Walker to MCC World Aviation Associates, Inc., a corporation owned 50% by Mr. Buckland and 50% by Mr. Walker.

(3) Consists of $1,000 per meeting for 4 regular Board meetings and 4 committee meetings.

(4) Consists of $1,000 per meeting for 4 regular Board meetings and 4 committee meetings, and (c) 2 special committee meetings.


                                    24 of 36

          --------------------------------

DIRECTOR COMPENSATION, continued

For Fiscal 1998, the Company granted under the its Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") to each of Messrs. Edwards,
Jacobs and Sharpe an option to acquire 5,000 shares of Common Stock at an exercise price of $3.25 per share and to each of Messrs. Buckland and Walker an option to acquire 10,000 shares at an exercise price of $ 3.25 per share (the "1998 Director Options"). All of the 1998 Director Options vested in full on May 31, 1998, and will expire in June 2008. The Board determined that it was beneficial to the Company that Mr. Walker became an employee of the Company on April 7, 1998, and waived the forfeiture of his 1998 Director Options.

For Fiscal 1999, the Company granted under the Non-Employee Director Plan to each of Messrs. Edwards, Jacobs and Sharpe an option to acquire 5,000 shares of Common Stock at an exercise price of $4.125 per share and to Mr. Buckland an option to acquire 45,000 shares at an exercise price of $4.125 per share (the "1999 Director Options"). All of the 1999 Director Options vested in full on May 31, 1999, provided each recipient remains as a director and will expire in June 2009. Per Mr. Walker's Employment Agreement, the Company granted Mr. Walker an option to acquire 10,000 shares of Common Stock under the Employee Stock Option Plan, at an exercise price of $4.125 per share, which vested in full on May 31, 1999 and will expire in June 2009.

In November 1998, Mr. Edwards exercised stock options for 86,250 shares of common stock with an average exercise price of $1.53 by paying the par value in cash of $690.00 and issuing a note payable to the Company equal to approximately $131,000, the remainder of the exercise price. The note bears interest at the rate of 4.5% compounded semi-annually and is due November 3, 2002.

The Company believes that the transactions, described above, were on terms no less favorable to the Company than could have been obtained in arm's length transactions. All transactions or loans between the Company and its directors, officers, principal stockholders and their affiliates have been, and similar future transactions or loans will be, approved in advance by disinterested directors and have been or will be on terms believed by the Company to be no less favorable to the Company than those which could be obtained in arm's length transactions.

COMPENSATION AND OPERATIONS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Edwards and Walker are directors of the Company. In April 1998, Mr. Walker became an employee of the Company. Mr. Edwards has never been an employee of the Company. Messrs. Edwards and Walker also are directors of CAII. Messrs. Buckland and Walker are directors and 50% stockholders of MCC and MCC World
Aviation Associates, Inc. ("MCC World"), which own of record 2,833,369 and 23,706 shares, respectively, of Common Stock. Mr. Buckland is also an officer of MCC and MCC World. See "Certain Transactions" below. The Company leased from MCC office space for its Southeast Region Office and paid MCC rent in the amount of $23,000 for Fiscal 1999. Mr. Walker is now President and Chief Executive Officer and a director of CAII.

EXECUTIVE OFFICERS

The following table sets forth (i) the names of the executive officers of the Company (ii) their ages as of the Record Date and (iii) their positions with the
Company:

  Name of Individual     Age               Capacities in Which Served
--------------------     ---   -------------------------------------------------

James D. Walker           54   Chairman of the Board, President, Chief Executive
                               Officer and Director
Anthony M. DiPaolo        40   Senior Vice  President - Chief  Financial Officer
                               and Treasurer
John F. Olmstead          56   Senior Vice President - Capital Markets Group and
                               Assistant Secretary
Richard H. Abernethy      45   Vice President - Portfolio Management

                                    25 of 36

          --------------------------------

EXECUTIVE OFFICERS, continued

See "DIRECTORS" above for a description of Mr. Walker's background and the positions held by Mr. Walker with the Company.

Mr. DiPaolo has been Senior Vice President - Chief Financial Officer and Treasurer of the Company since March 1997. Mr. DiPaolo joined the Company in July 1990 and has held various positions in the accounting and finance areas of the Company. Prior to July 1990, he held the offices of Chief Financial Officer for the Mile High Kennel Club, Inc. and Vice President - Controller for VICORP Restaurants, Inc. and was an audit manager for Coopers & Lybrand. Mr. DiPaolo is an officer, but not a director, of CAII.

Mr. Olmstead has been Vice President - Capital Markets Group and Assistant Secretary of the Company since September 1991. Mr. Olmstead joined the Company as a Vice President in December 1988. From 1969 through 1983, Mr. Olmstead was a co-owner of Finalco, Inc., an independent leasing company, and served as a senior officer of Finalco Corporation. From 1983 through the present, Mr.
Olmstead has served as Chairman of the Board of Neo-Kam Industries, Inc., Matchless Metal Polish Company, Inc., and ACL, Inc. Mr. Olmstead is an officer, but not a director, of CAII.

Mr. Abernethy has been Vice President - Portfolio Management of the Company since October 1997. Mr Abernethy joined CAII in April 1992, as the Equipment Valuation Manager. From September 1994 to October 1997, Mr. Abernethy was Vice President - Asset Management of the Company. Prior to joining CAII, Mr.
Abernethy was employed by Barclays Leasing for six years where he served as Equipment Manager with similar duties. Mr. Abernethy is not an officer or director of the Company but does serve as an officer of CAII.

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Holders") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% Holders are required by SEC regulations to furnish the Company with copies of all of the Section 16(a) reports they file.

To the Company's knowledge, during Fiscal 1999 all Section 16(a) filing requirements applicable to its directors, officers and 10% Holders were timely made by such persons.

Item 11.  Executive Compensation
          ----------------------

THE WALKER EMPLOYMENT AGREEMENT. The Company entered into an Employment Agreement with Mr. Walker, dated as of April 7, 1998 (the "Walker Employment Agreement"), whereby: (1) Mr. Walker's employment with the Company as President and Chief Executive Officer (in addition to his existing office as Chairman of the Board) commenced on April 7, 1998, and continues until May 31, 2001 and, thereafter, the term will be automatically renewed for successive one year terms unless either provides the other notice to terminate 60 days prior to the end of the then current term; (2) Mr. Walker's annual base salary is $325,000; (3) Mr. Walker is to receive incentive compensation equal to 4% of the Company's pre-tax earnings (subject to the Company achieving certain minimum profitability targets), which percentage can be increased or decreased by the percentage change in the average closing price of the Company's common stock for the last four months of the current fiscal year as compared to the same period in the prior fiscal year, but in no event will it be adjusted lower than 3% or higher than 6% (he earned no incentive compensation for fiscal 1999); (4) Mr. Walker will be granted stock options annually, equal to those granted to the non-employee Directors (see Part III, Item 10, above); (5) Mr. Walker's Director's fees will continue, including the additional fee for Mr. Walker's service as Chairman of the Board (see Part III, Item 10, above); (6) payments are to be made to MCC to reimburse it for certain group benefit plans and MCC's SEP/IRA plans provided to Mr. Walker; (7) reimbursement is made to Mr. Walker of his reasonable expenses incurred in carrying out his duties; and (8) payment is to be made to Mr. Walker of severance benefits in the event of his involuntary

                                    26 of 36

          ----------------------

termination without cause or due to a change of control of the Company, equal to the greater of (i) three times his annual base salary or (ii) his base salary to the end of the term of the Walker Employment Agreement, plus the pro rated amount of the incentive compensation Mr. Walker would have received for the fiscal year in which such termination occurs. The Walker's Employment Agreement also acknowledges Mr. Walker's duties as an officer and director of MCC and his duties in the event of a conflict of interest between the Company and MCC, and requires Mr. Walker to abide by certain non-disclosure and non-use of the Company's confidential information and his agreement not to solicit employees or customers of the Company.

SUMMARY COMPENSATION TABLE. The following table provides certain summary information for Fiscal 1999, Fiscal 1998 and Fiscal 1997, concerning compensation awarded or paid to, or earned by, the Company's current Chief Executive Officer, each of the three other highest paid executive officers of the Company and one executive officer who resigned his offices in April 1999 (collectively referred to herein as the "Named Executive Officers"):



                                                                                |          Long-Term Compensation
                                                                                |--------------------------------------
                                                Annual Compensation             |      Awards (15)      |    Payouts
                                    ------------------------------------------- |-----------------------|--------------
                         Fiscal                                                 |                       |
                          Year                                       Other      |Restricted   Securities|
                         Ended                                       Annual     |  Stock      Underlying|     LTIP
 Name and Position        5/31        Salary         Bonus (2)    Compensation  |  Awards      Options  |    Payouts
---------------------    ------    -------------   ------------   ------------- |----------   ----------|--------------
                                                                                                        |
James D. Walker,                                                                |                       |
President, Chief         1999      $ 250,000        $   -0-        $ 1,600 (6)  |   -0-         -0-     |  $   -0-
Executive, Chairman      1998      $  42,500        $ 14,000 (3)   $  -0-       |   -0-        35,000   |  $   -0-
of the Board             1997      $    -0-         $   -0-        $  -0-       |   -0-         -0-     |  $   -0-
                                                                                |                       |
Anthony M. DiPaolo                                                              |                       |
Senior Vice President    1999      $ 156,800 (1)    $   -0-        $  -0-       |   -0-         -0-     |  $   -0-
Chief Financial          1998      $ 138,030 (1)    $ 45,000 (4)   $  -0-       |   -0-        25,000   |  $   -0-
Officer & Treasurer      1997      $ 110,722 (1)    $ 20,000       $  -0-       |   -0-         -0-     |  $ 45,335 (7)
                                                                                |                       |
John F. Olmstead,                                                               |                       |
Senior Vice              1999      $ 174,300 (1)    $   -0-        $  -0-       |   -0-         -0-     |  $   -0-
President, Capital       1998      $ 173,304 (1)    $ 45,000 (5)   $ 1,600 (6)  |   -0-        25,000   |  $   -0-
Markets Group &          1997      $ 164,300 (1)    $ 40,000       $  -0-       |   -0-         -0-     |  $ 81,527 (8)
Assistant Secretary                                                             |                       |
                                                                                |                       |
Richard H. Abernethy     1999      $ 105,000        $   -0-        $  -0-       |   -0-         -0-     |  $   -0-
Vice President,          1998          N/A              N/A           N/A       |   N/A         N/A     |      N/A
Portfolio Management     1997          N/A              N/A           N/A       |   N/A         N/A     |      N/A
                                                                                |                       |
John A. Reed, Senior     1999      $ 170,715 (10)   $   -0-        $  -0-       |   -0-         -0- (13)|  $   -0-
Vice President,          1998      $ 152,045 (11)   $  6,000       $ 1,600 (12) |   -0-        15,000   |  $   -0-
Administration (9)       1997      $  88,126        $ 17,000       $  -0-       |   -0-         -0-     |  $ 21,225 (14)




                                    27 of 36

          ----------------------

(1) Includes an accrual of $6,800 in each of Fiscal 1999, 1998 and 1997 for premium paid on behalf of the Executive Officer, for a universal life insurance policy pursuant to an insurance benefit plan (the "Insurance Plan"). The amount of the annual premium allowance under the Insurance Plan is determined by a formula based on the value of certain benefits relinquished by the Executive Officers under the Company's 401(k) plan, from which such officers voluntarily withdrew during the fiscal year ended May 31, 1991 in order to prevent the Company's 401(k) plan from being "top heavy" under applicable Treasury regulations.

(2)  All bonuses were paid in the following fiscal year.

(3) $9,333 paid in Fiscal 1999 and payment of the remaining one-third ($4,667) is deferred to June 1, 2001, provided Mr. Walker continues as an employee of the Company through that date.

(4) $30,000 paid in Fiscal 1999 and payment of the remaining one-third ($15,000) is deferred to June 1, 2001, provided Mr. DiPaolo continues as an employee of the Company through that date.

(5) $30,000 paid in Fiscal 1999 and payment of the remaining one-third ($15,000) is deferred to June 1, 2001, provided Mr. Olmstead continues as an employee of the Company through that date.

(6) Travel expense paid with respect to employee's spouse accompanying employee on business travel.

(7) In Fiscal 1997, Mr. DiPaolo received $45,335 of proceeds (net of the option exercise prices) from the sale of options to acquire 40,000 shares of Common Stock to the Company pursuant to the Stock Option Repurchase Program.

(8) In Fiscal 1997, Mr. Olmstead received $81,527 of proceeds (net of the option exercise prices) from the sale of options to acquire 56,250 shares of Common Stock to the Company pursuant to the Stock Option Repurchase Program.

(9)  In April 1999, Mr. Reed resigned from his office with the Company.

(10) Includes $39,082 in commissions and $21,635 in separation pay.

(11) Includes $54,526 in commissions

(12) Travel expense paid with respect to employee's companion accompanying employee on business travel.

(13) During 1999, Mr. Reed exercised options underlying 5,000 shares of Common Stock and sold all such shares.

(14) In Fiscal 1997, Mr. Reed received $21,255 of proceeds (net of the option exercise prices) from the sale of options to acquire 20,000 shares of Common Stock to the Company pursuant to the Stock Option Repurchase Program.

(15) There were no stock option  grants to Named  Executive  Officers  in Fiscal
     1999.

OPTION EXERCISES AND HOLDINGS

The following table provides information with respect to the Named Executive Officers concerning the exercise of stock options during Fiscal 1999 and unexercised stock options held as of the end of Fiscal 1999:


                                    28 of 36

          ----------------------

                        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values


                        Number of                        Number of Unexercised          Value of Unexercised In-the-
                         Shares          Value            Options at Year End          money Options at Year End (2)
                       Acquired on    Realized on     ----------------------------     -----------------------------
      Name             Exercise(1)    Exercise (1)    Exercisable    Unexercisable     Exercisable     Unexercisable
      ----             -----------    ------------    -----------    -------------     -----------     -------------

James D. Walker            -0-         $   -0-           81,367           -0-           $ 35,100            -0-
Anthony M. DiPaolo         -0-         $   -0-           16,250         18,750          $ 27,000            -0-
John F. Olmstead           -0-         $   -0-           25,000         18,750          $ 39,200            -0-
Richard H. Abernethy       -0-         $   -0-            7,500         11,250          $  5,200            -0-
John A. Reed (3)          5,000        $ 16,600            -0-            -0-           $   -0-             -0-


(1) See "Executive Officers - Summary Compensation Table" above for information concerning sales of stock options by Named Executive Officers to the Company during Fiscal 1999.

(2) The value of unexercised in-the-money options at the end of Fiscal 1997 is based on the closing price of the Common Stock as reported on the NASDAQ/NMS at May 31, 1999 ($3.375 per share), less the exercise price per share of the options.

(3)  In April 1999, Mr. Reed resigned from his offices with the Company.

STOCK OPTION REPURCHASE PROGRAM

Effective as of May 31, 1996, the Company adopted and implemented its Stock Option Repurchase Program, pursuant to which it repurchased 401,367 stock options granted under its employee stock option plan from 33 employees at a price of $2.45 per option share less the exercise price of the repurchased stock options (a total repurchase price, net of option exercise amounts, of $557,240). See "Executive Compensation - Summary Compensation Table" to determine the Named Executive Officers who participated in this program.

LONG-TERM INCENTIVE PLANS

See "Summary Compensation Table" above for a discussion of long-term incentive plan awards in Fiscal 1998. See also "Stock Option Repurchase Program" above for information concerning sales of stock options by the Named Executive Officers to the Company during Fiscal 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth, as of the Record Date, the number of shares and percentage of the outstanding Common Stock beneficially owned by each person known by the Company to own more than 5% of the outstanding Common Stock ("Major Stockholders"):


                                    29 of 36

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ---------------------------------------------------------------------
          continued

                                                     Beneficial Ownership(4)
                                                 Number of Shares       Percent
                                                 ----------------       -------

James D. Walker (1)                                 1,509,905            28.21%
7175 West Jefferson Avenue, Suite 4000
Lakewood, Colorado 80235

William H. Buckland (1)                             1,507,205            28.17%
8180 Greensboro Drive, Suite 1000
McLean, Virginia 22102

ROI Capital Management, Inc. (2)                      700,550            13.29%
17 East Sir Francis Drake Boulevard - #225
Larkspur, California 94939

Gary M. Jacobs (3)                                    355,904             6.71%
2995 Baseline Road
Boulder, Colorado  80303

(1) Messrs. Buckland and Walker, who otherwise are unrelated to each other, each own 50% of the issued and outstanding capital stock of MCC and MCC World Aviation Associates, Inc. ("MCC World"). MCC and MCC World, each having the address of 8180 Greensboro Drive, Suite 1000, McLean, Virginia 22102, are record owners of 2,833,369 and 23,706 shares, respectively, of Common Stock, which represents 53.74% and 0.4% respectively of the issued and outstanding Common Stock. Messrs. Buckland and Walker also own 78,667 and 81,367 vested stock options, respectively, for the purchase of Common Stock.

(2) As disclosed in the Schedule Forms 13G filed with the United States Securities and Exchange Commission on February 19, 1999.

(3) Includes (a) 30,971 shares of Common Stock that Mr. Jacobs is entitled to acquire upon the exercise of vested stock options, (b) 3,000 shares held in the name of Mr. Jacobs' minor children for which he disclaims beneficial ownership and (c) 321,933 shares held of record.

(4) A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the Record Date upon the exercise of options. The record ownership of each beneficial owner is determined by assuming that stock options that are held by such person and that are exercisable within sixty (60) days from the Record Date have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such stock options.

The following table sets forth, as of the Record Date, the number of shares and percentage of the outstanding Common Stock beneficially owned by directors who are not Major Stockholders, the Named Executive Officers and the directors and executive officers as a group:



                                    30 of 36

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ---------------------------------------------------------------------
          continued

                                                    Management Ownership(6)
                                                  ---------------------------
              Holder                              Number of Shares    Percent
              ------                              ----------------    -------

Richard H. Abernethy (1)                                7,550          0.14%
Anthony M. DiPaolo (2)                                 23,250          0.44%
James D. Edwards (3)                                   86,250          1.63%
John F. Olmstead (4)                                   47,500          0.90%
Robert A. Sharpe II (5)                                17,959          0.34%
Directors and Executive Officers                      182,459          3.46%
  (other than Major Stockholders)
   as a Group (5 persons)

(1) Includes 7,500 shares of Common Stock that Mr. Abernethy is entitled to acquire upon the exercise of vested stock options. This does not include 11,250 shares subject to unvested stock options granted to Mr. Abernethy.

(2) Includes 16,250 shares of Common Stock that Mr. DiPaolo is entitled to acquire upon the exercise of vested stock options. This does not include 18,750 shares subject to unvested stock options granted to Mr. DiPaolo.

(3) In November 1998, Mr. Edwards exercised stock options for 86,250 shares of common stock with an average exercise price of $1.53 by paying the par value in cash of $690.00 and issuing a note payable to the Company equal to approximately $131,000, the remainder of the exercise price. The note bears interest at the rate of 4.5% compounded semi-annually and is due November 3, 2002.

(4) Includes 25,000 shares of Common Stock that Mr. Olmstead is entitled to acquire upon the exercise of vested stock options. This does not include 18,750 shares subject to unvested stock options granted to Mr. Olmstead.

(5) Includes 17,959 shares of Common Stock that Mr. Sharpe is entitled to acquire upon the exercise of vested stock options.

(6) A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty (60) days from the Record Date upon the exercise of options. The record ownership of each beneficial owner is determined by assuming that options that are held by such person and that are exercisable within sixty (60) days from the Record Date have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such options.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

In November 1995, MCC acquired voting control of the Company through a private stock purchase transaction and the delivery to MCC of proxies for shares of Common Stock subject to purchase in the future pursuant to agreements (the "Stock Purchase Agreements") executed by and among MCC, Messrs. Jack Durliat and Gary M. Jacobs, who, at that time, were two of the Company's largest stockholders. Messrs. Buckland and Walker are each 50% owners of MCC. Pursuant to these Stock Purchase Agreements, MCC acquired 65,120 shares of Common Stock for a purchase price of $3.30 per share, or an aggregate amount of $214,896. In January 1995, MCC purchased 75,000 shares of Common Stock for a purchase price of $2.00 per share, or an aggregate amount of $150,000. In addition, MCC acquired (1) the right to purchase an additional 1,245,000 shares of Common Stock in the future for an aggregate purchase price of approximately $4.5 million and (2) proxies from Messrs. Durliat and Jacobs to vote such shares, pending their purchase. In January 1996, 1997 and 1998, MCC completed the purchase of 550,000, 437,500 and 257,500 shares, respectively, of Common Stock for a purchase price of $3.30, $3.70 and $4.02 per share, respectively, or an aggregate amount of $4,468,900.

                                    31 of 36

          ----------------------------------------------

During Fiscal 1999, 1998 and 1997, the Company paid the following amounts to the Messrs. Buckland and Walker, who are each 50% stockholders of MCC, for Executive Committee fees and under their consulting agreements:

                                       Fiscal 1999    Fiscal 1998    Fiscal 1997
                                       -----------    -----------    -----------

Mr. Buckland                             $ 112,500     $ 187,500     $ 187,500
Mr. Walker                                       *       218,750       250,000**

 *In April 1998, Mr. Walker became an employee of the Company and was paid for the balance of 1998 and 1999 pursuant to the terms of his employment agreement discussed above.

**In Fiscal 1997, the Company paid Mr. Walker $150,000 for relocation expenses.

On August 11, 1999, the Company borrowed $350,000 from Messrs. Buckland and Walker and issued a subordinated note to each in the face amount of $175,000. The notes bear interest at 7% per year plus additional contingent interest at 9% per year based on the performance of certain residual interests owned by the Company. Principal and interest (which accrues quarterly) are due on August 11, 2002, subject to certain prepayment obligations. The notes are subordinated to all existing recourse bank debt.


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

(b)  Reports on Form 8-K
     -------------------

None

(c)  Exhibits
     --------

Included as exhibits are the items listed in the Exhibit Index. The Company will furnish to its shareholders of record as of the record date for its 1999 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs to the Company of furnishing the exhibits.

                                    32 of 36

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

10.60 First Amendment to Loan and Security Agreement, dated as of April 7, 1998 by and between Capital Associates, Inc., and Capital Associates International, Inc. as Borrowers and CoreStates Bank, N. A. as Agent and Issuing Bank and the four participating financial institutions, incorporated by reference to Exhibit 10.60 of the May 31, 1998 Form 10-K.

10.61 Employment Agreement, dated as of April 7, 1998, by and among the Company, CAII and James D. Walker, incorporated by reference to
          Exhibit 10.61 of the May 31, 1998 Form 10-K.


                                    33 of 36

Item No.                          Exhibit Index


10.62 Business Financing Agreement, Addendum to Business Financing Agreement and Agreement for Wholesale Financing, Corporate Guaranty and Addendum to Guaranty, dated as of April 21, 1998 by and between Capital Associates Technology Group, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Exhibit 10.62 of the May 31, 1998 Form 10-K.

10.63 Second Amendment to Loan and Security Agreement, dated as of May 29, 1998 by and between Capital Associates, Inc., and Capital Associates International, Inc. as Borrowers and CoreStates Bank, N. A. as Agent and Issuing Bank and the four participating financial institutions, incorporated by reference to Exhibit 10.63 of the May 31, 1998 Form 10-K.

10.64     Amendment  to the  Business  Financing  Agreement  and  Agreement  for
          Wholesale Financing dated July 15, 1991 between Capital Associates Technology Group, Inc. and Deutsche Financial Services Corporation, incorporated by reference to Exhibit 10.64 of the August 31, 1998 Form 10-Q.

10.65 Credit Agreement dated as of August 19, 1998 among CAI Lease Securitization-II Corp., as Borrower, Capital Associates International, Inc., as Servicer, Concord Minutemen Capital Company, LLC, as Senior Lender and Key Corporate Capital Inc., as Junior Lender, as Residual Lender and as Agent, incorporated by reference to
          Exhibit 10.65 of the August 31, 1998 Form 10-Q.

10.66 Lease Receivables Sale and Contribution Agreement dated as of August 19, 1998 between CAI Lease Securitization-II Corp. as the Buyer and Capital Associates International, Inc. as the Originator, incorporated by reference to Exhibit 10.66 of the August 31, 1998 Form 10-Q.

10.67 Custody Agreement between CAI Lease Securitization-II Corp. as Borrower, Capital Associates International, Inc. as the Originator, Key Corporate Capital Inc. as Agent and Bankers Trust Company dated August 19, 1998 requesting Bankers Trust Company to act as Collateral Custodian and hold financial instruments on behalf of all parties, incorporated by reference to Exhibit 10.67 of the August 31, 1998 Form 10-Q.

10.68 International Swap Dealers Association, Inc. (ISDA) Master Agreement dated as of August 24, 1998 between KeyBank National Association and CAI Lease Securitization-II Corp., incorporated by reference to
          Exhibit 10.68 of the August 31, 1998 Form 10-Q.

10.69 Schedule to the ISDA Master Agreement dated as of August 19, 1998 between KeyBank National Association and CAI Lease Securitization-II Corp., incorporated by reference to Exhibit 10.69 of the August 31, 1998 Form 10-Q.

10.70 Third Amendment to Loan and Security Agreement dated as of November 25, 1998 by and between Capital Associates, Inc. and Capital Associates International, Inc. as borrowers and First Union National Bank, as Agent and Issuing Bank and the four participating financial institutions, incorporated by reference to Exhibit 10.70 of the November 30, 1998 Form 10-Q.

10.71 Promissory Note, dated as of November 4, 1998, in the original amount of $131,069.25 made by James D. Edwards, Director of Capital Associates, Inc. and Capital Associates International, Inc. and payable to the order of Capital Associates, Inc. in payment of a portion of the exercise price for the purchase of CAI common stock, par value $.008 per share, upon the exercise by Mr. Edwards of a portion of his stock options, incorporated by reference to Exhibit
          10.71 of the November 30, 1998 Form 10-Q.


                                    34 of 36

Item No.                          Exhibit Index

10.72 Security Agreement and Stock Pledge Agreement, dated as of November 4, 1998, pledging 86,250 shares of CAI common stock, par value $.008 per share, executed by James D. Walker, Director of Capital Associates, Inc. and Capital Associates International, Inc. and delivered to Capital Associates, Inc. to secure payment and performance of Mr. Edwards promissory note to Capital Associates International, Inc, in the original principal amount of $131,069.25, incorporated by reference to Exhibit 10.72 of the November 30, 1998 Form 10-Q.

10.73 Fourth Amendment to Loan and Security Agreement dated as of December 22, 1998 by and between Capital Associates, Inc. and Capital Associates International, Inc. as borrowers and First Union National Bank, as Agent and Issuing Bank and the four participating financial institutions, incorporated by reference to Exhibit 10.73 of the February 28, 1999 Form 10-Q.

10.74 Warehousing Loan and Security Agreement dated as of December 20, 1998 by and between Capital Associates International, Inc. as borrowers and NationsBanc Leasing Corporation as Lender with respect to a $15 million Lease-Collateralized Loan Facility, incorporated by reference to Exhibit 10.74 of the February 28, 1999 Form 10-Q.

10.75 Fifth Amendment to Loan and Security Agreement dated as of August 11, 1999 by and between Capital Associates, Inc. and Capital Associates International, Inc. as borrowers and First Union National Bank, as Agent and Issuing Bank and the four participating financial institutions.

10.76 Subordination Agreement dated as of August 13, 1999 by and between Capital Associates, Inc. and Capital Associates International, Inc. as borrowers and James D. Walker and First Union National Bank, as Agent and Issuing Bank and the four participating financial institutions.

10.77 Subordination Agreement dated as of August 13, 1999 by and between Capital Associates, Inc. and Capital Associates International, Inc. as borrowers and William H. Buckland and First Union National Bank, as Agent and Issuing Bank and the four participating financial institutions.

21        List of Subsidiaries

23        Consent of KPMG LLP

27        Financial Data Schedule

                                    35 of 36

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPITAL ASSOCIATES, INC.

Dated:  September 13, 1999        By:  /s/Anthony M. DiPaolo
                                       --------------------------------
                                       Anthony M. DiPaolo
                                       Senior Vice President and Chief Financial
                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated and on the dates listed.

         Signature                                   Title
         ---------                                   -----


/s/James D. Walker                 President, CEO and Chairman of the Board
-----------------------
James D. Walker


/s/William H. Buckland             Director
-----------------------
William H. Buckland


/s/James D. Edwards                Director
-----------------------
James D. Edwards


/s/Gary M. Jacobs                  Director
-----------------------
Gary M. Jacobs


/s/Robert A. Sharpe                Director
-----------------------
Robert A. Sharpe


/s/Dana T. Martin                  Assistant Vice President and Controller
-----------------------            (Principal Accounting Officer)
Dana T. Martin






                         Each of the above signatures is
                        affixed as of September 13, 1999

                                    36 of 36

                          INDEX OF FINANCIAL STATEMENTS
                                  AND SCHEDULE





                                                                        Page
                                                                        ----
Financial Statements
--------------------

   Independent Auditors' Report                                          F-2

   Consolidated Balance Sheets as of May 31, 1999 and 1998               F-3

   Consolidated Statements of Income for
       the Years Ended May 31, 1999, 1998 and 1997                       F-4

   Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended May 31, 1999, 1998 and 1997                   F-5

   Consolidated Statements of Cash Flows for
       the Years Ended May 31, 1999, 1998 and 1997                       F-6

   Notes to Consolidated Financial Statements                        F-7 to F-24


Schedule
--------

   Independent Auditors' Report                                          F-25

   Schedule II - Valuation and Qualifying Accounts and Reserves
       for the Years Ended May 31, 1999, 1998 and 1997                   F-26

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders
Capital Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Associates, Inc. and subsidiaries as of May 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1999, in conformity with generally accepted accounting principles.




                                        /s/ KPMG LLP
                                        -----------------------
                                        KPMG LLP



Denver, Colorado
September 10, 1999

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except shares and par value)

                                     ASSETS

                                                                May 31,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------

Cash and cash equivalents                                $   7,926    $  17,684
Receivable from affiliated limited partnerships                744          352
Accounts receivable, net                                     7,992        5,835
Inventory                                                    2,578        1,141
Residual values, net, arising from equipment under
  lease sold to private investors                            4,469        4,277
Net investment in direct finance leases                     42,116       31,181
Leased equipment, net                                      150,338      104,825
Investment in affiliated limited partnerships                1,957        3,589
Other                                                        5,448        4,883
Deferred income taxes                                        3,400        2,500
Discounted lease rentals assigned to lenders arising
  from equipment sale transactions                          19,773       37,626
                                                         ---------    ---------

                                                         $ 246,741    $ 213,893
                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                            $  50,060    $  49,088
Accounts payable - equipment purchases                      29,806       25,029
Accounts payable and other liabilities                      15,621       10,279
Discounted lease rentals                                   125,639      104,311
                                                         ---------    ---------
                                                           221,126      188,707
                                                         ---------    ---------

Commitments and contingencies (Notes 9, 11, 16 and 17)

Stockholders' equity:
Common stock, $.008 par value, 15,000,000 shares
authorized, 5,254,000 and 5,165,000 shares issued               42           41
Additional paid-in capital                                  16,829       16,854
Retained earnings                                            8,771        8,374
Treasury stock, at cost                                        (27)         (83)
                                                         ---------    ---------
Total stockholders' equity                                  25,615       25,186
                                                         ---------    ---------

                                                         $ 246,741    $ 213,893
                                                         =========    =========






          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands, except shares and per share data)

                                                     Years Ended May 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------

Revenue:
   Equipment sales to PIFs                 $   18,996   $   48,648   $   66,987
   Other equipment sales                      174,918      199,610      137,558
   Leasing                                     42,614       25,101       14,420
   Interest                                     2,219        3,487        4,828
   Other                                        4,623        4,228        3,741
                                           ----------   ----------   ----------
   Total revenue                              243,370      281,074      227,534
                                           ----------   ----------   ----------

Costs and expenses:
   Equipment sales to PIFs                     18,559       47,558       65,545
   Other equipment sales                      169,174      193,144      134,473
   Leasing                                     27,260       17,337        8,928
   Operating and other expenses                15,513       11,830        9,568
   Provision for losses                           555          705          365
   Interest:
   Non-recourse debt                            8,503        6,123        6,012
   Recourse debt                                3,409        2,857        1,900
                                           ----------   ----------   ----------
   Total costs and expenses                   242,973      279,554      226,791
                                           ----------   ----------   ----------

Income before income taxes                        397        1,520          743
Income tax expense                                  -            -           10
                                           ----------   ----------   ----------
Net income                                 $      397   $    1,520   $      733
                                           ==========   ==========   ==========

Earnings per common share:
   Basic                                   $      .08   $      .30   $      .15
                                           ==========   ==========   ==========

   Diluted                                 $      .07   $      .28   $      .14
                                           ==========   ==========   ==========

Weighted average number of common
   shares outstanding:
   Basic                                    5,173,000    5,117,000    5,004,000
                                           ==========   ==========   ==========

   Diluted                                  5,399,000    5,449,000    5,403,000
                                           ==========   ==========   ==========











          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)


                                                  Common Stock        Additional                   Treasury Stock
                                                  ------------         Paid-in      Retained       --------------
                                              Shares       Amount      Capital      Earnings     Shares        Cost      Total
                                              ------       ------      -------      --------     ------        ----      -----

Balance at June 1, 1996                     5,139,000      $   41      $ 17,017      $ 6,121     145,000     $ (298)    $ 22,881

Issuance of common stock under:
  -  incentive stock option plan                6,000           -             4            -           -          -            4
  -  non-qualified stock option plan           12,000           -            10            -           -          -           10
Issuance of treasury shares upon
 exercise of incentive stock options                -           -           (16)           -      (5,000)        16            -
Income tax benefit from stock
  compensation                                      -           -            11            -           -          -           11
Non-employee stock option buyout                    -           -          (138)           -           -          -         (138)
Net income                                          -           -             -          733           -          -          733
                                           ----------      ------      --------      -------    --------     ------     --------

Balance at May 31, 1997                     5,157,000          41        16,888        6,854     140,000       (282)      23,501

Issuance of common stock under
  incentive stock option plan                   8,000           -            14            -           -          -           14
Issuance of treasury shares upon
 exercise of incentive stock options                -           -           (82)           -     (98,000)       199          117
Income tax benefit from stock
  compensation                                      -           -            34            -           -          -           34
Net income                                          -           -             -        1,520           -          -        1,520
                                           ----------      ------      --------      -------    --------     ------     --------

Balance at May 31, 1998                     5,165,000          41        16,854        8,374      42,000        (83)      25,186

Issuance of common stock under:
  incentive stock option plan                   3,000           -            31            -           -          -           31
  non-qualified stock option plan              86,000           1           131            -           -          -          132
Issuance of treasury shares upon
 exercise of incentive stock options                -           -           (56)           -     (24,000)        56            -
Note receivable from sale of stock                  -           -          (131)           -           -          -         (131)
Net income                                          -           -             -          397           -          -          397
                                           ----------      ------      --------      -------    --------     ------     --------

Balance at May 31, 1999                     5,254,000      $   42      $ 16,829      $ 8,771      18,000     $  (27)    $ 25,615
                                           ==========      ======      ========      =======    ========     ======     ========















          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                     Years Ended May 31,
                                                                                              -----------------------------------
                                                                                                1999         1998         1997
                                                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                                                                  $     397    $   1,520    $     733
                                                                                              ---------    ---------    ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                29,088       18,172        9,634
    Recovery of investment in direct financing leases                                            13,404        5,200        3,786
    Proceeds from the sales of leases, net                                                       48,433       23,536       15,693
    Provision for losses                                                                            555          705          365
    Deferred income tax benefit                                                                    (900)        (200)        (400)
    Deferred financing costs                                                                       (245)        (262)        (100)
    Sales-type lease margin                                                                         (56)        (157)         (69)
    Decrease (increase) in accounts receivable                                                   (2,549)      (3,450)       1,651
    Other                                                                                        (2,060)       1,836        1,879
                                                                                              ---------    ---------    ---------
  Total adjustments                                                                              85,670       45,380       32,439
                                                                                              ---------    ---------    ---------
Net cash provided by operating activities                                                        86,067       46,900       33,172
                                                                                              ---------    ---------    ---------

Cash flows from investing activities:
  Equipment purchased for leasing                                                              (101,191)     (71,495)     (35,798)
  Investment in leased office facility and in capital expenditures                                 (562)      (1,236)        (452)
  Net receipts from affiliated public income funds                                                1,632        3,427        1,810
  Acquisition, net of cash acquired                                                                   -         (767)           -
                                                                                              ---------    ---------    ---------
Net cash used for investing activities                                                         (100,121)     (70,071)     (34,440)
                                                                                              ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from securitization                                                                   24,708            -            -
  Principal payments on securitization                                                           (3,930)           -            -
  Proceeds from discounting of lease rentals                                                     34,404       23,127       13,686
  Principal payments on discounted lease rentals                                                (48,515)     (14,716)     (12,125)
  Proceeds from sales of common stock                                                                32           14           14
  Purchase of non-employee stock options                                                              -            -         (138)
  Net borrowings (payments) on revolving credit facilities                                       (1,975)      25,953        7,507
  Net borrowings (payments) on Term Loan                                                           (428)         283       (4,333)
                                                                                              ---------    ---------    ---------
Net cash provided by financing activities                                                         4,296       34,661        4,611
                                                                                              ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents                                             (9,758)      11,490        3,343
Cash and cash equivalents at beginning of year                                                   17,684        6,194        2,851
                                                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year                                                      $   7,926    $  17,684    $   6,194
                                                                                              =========    =========    =========

Supplemental schedule of cash flow information:
  Recourse interest paid                                                                      $   3,409    $   2,857    $   1,900
  Non-recourse interest paid                                                                      6,291        2,892        1,514
  Income taxes paid                                                                                 175          928          183
  Income tax refunds received                                                                       308           91          602
Supplemental schedule of non-cash investing and financing activities:
  Discounted lease rentals assigned to lenders arising from equipment
    sales transactions                                                                            8,018        7,583       24,266
  Assumption of discounted lease rentals in lease acquisitions                                   43,905       46,236       22,499
  Fair value of assets acquired, including cash                                                       -        5,284            -
  Liabilities assumed and incurred in acquisition                                                     -        4,017            -


          See accompanying notes to consolidated financial statements.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     NATURE OF OPERATIONS

     Capital Associates, Inc. ("the Company") is a commercial finance company engaged in the leasing of a variety of equipment. The Company is principally engaged in (i) the origination of equipment leases with equipment users, including the acquisition of leases initially originated by other lessors (ii) the sale of equipment leases to third parties, (iii) the management and servicing of equipment leases retained by the Company or sold to private investors or other lessors, (iv) the sale and remarketing of equipment as it comes off-lease and (v) the sale and servicing of new information technology equipment. During fiscal years 1999 and 1998, the Company originated $266 million and $310 million, respectively, of equipment leases. The principal market for the Company's activities is the United States.

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

     INCOME TAXES

     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement of Financial Accounting Standard ("SFAS") No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, continued
     ------------------------------------------

     INVENTORY

     Inventory consists of the following (in thousands):

                                                            1999         1998
                                                           ------       -------

     Retail inventory                                      $ 1,195      $   666
     Equipment brokerage inventory                           1,032          319
     Equipment held for sale or re-lease                       351          156
                                                           -------      -------
                                                           $ 2,578      $ 1,141
                                                           =======      =======

     Retail inventory consists primarily of new information technology hardware and is stated at the lower of cost (first-in, first-out method) or market. Equipment brokerage inventory consists primarily of used equipment that has been acquired for resale and is recorded at the lower of cost or market value less cost to sell. Equipment held for sale or re-lease consists of equipment recorded at the lower of cost or market value less cost to sell returned to the Company following lease expiration.

     EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

     STOCK OPTION PLAN

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of APB Opinion No. 25, as the Company has elected to do, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in fiscal year 1996 and future fiscal years as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, continued
     ------------------------------------------

     EQUIPMENT LEASING AND SALES, continued

     SECURITIZATION OF LEASES - Cash proceeds from securitization financing are recorded on the balance sheet as discounted lease rentals. See Note 9 to Notes to Consolidated Financial Statements for a description of the Company's Securitization Facility.

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, continued
     ------------------------------------------

     EQUIPMENT LEASING AND SALES, continued

     EQUIPMENT BROKERAGE SALES

     The Company's NBCO subsidiary purchases various types of used equipment for resale. The cost of the equipment is recorded as inventory. When the equipment is sold, the inventory value is removed and a gain or loss is recorded. Revenue is recognized upon receipt of cash from the customer, if the Company has no significant obligations to the customer after delivery.

     REVENUE  RECOGNITION  FOR  SALES OF  INFORMATION  TECHNOLOGY  HARDWARE  AND
     SOFTWARE

     Revenue is recognized upon shipment to the customer, if the Company has no significant obligations to the customer after delivery.

     ALLOWANCE FOR LOSSES

     An allowance for losses is maintained at levels determined by management to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in used equipment markets, the effect of actions by equipment manufacturers, the financial condition of customers, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, changes in technology and other factors which management believes are relevant, are considered. Recoverability of an asset value is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If a loss is indicated, the loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. Assets are reviewed quarterly to determine the adequacy of the allowance for losses.

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

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Acquisition, continued
     -----------

     The $2,140,000 note payable to the sellers earns interest at the rate of 10% per annum and is payable in monthly installments of $58,000 beginning December 12, 1997 through November 12, 2000, and $42,057 beginning December 12, 2000 and continuing through November 12, 2001. The outstanding balance at May 31, 1999 was $1,375,000. Interest expense for fiscal 1999 was approximately $169,000.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired of approximately $1.7 million (which will increase for any future contingent cash payment), has been recorded as goodwill (included in other assets), and is being amortized on a straight-line basis over 15 years. Goodwill amortized during the fiscal 1999 was approximately $117,000. Accumulated amortization of goodwill was approximately $188,000 at May 31, 1999.

3.   Residual  Values and Other  Receivables  Arising from Equipment Under Lease
     ---------------------------------------------------------------------------
     Sold to Private Investors
     -------------------------

     As of May 31, 1999 and 1998, the equipment types for which the Company recorded the present value of the estimated residual values and other receivables arising from sales of equipment under lease to private investors were (in thousands):

                  Description                              1999           1998
                  -----------                             -------        -------

     Material handling                                    $ 2,388        $ 2,134
     Computer equipment                                       782            500
     Mining and manufacturing                                 771             10
     Furniture and fixtures                                    43            105
     Other miscellaneous equipment                            285            431
                                                          -------        -------
     Total equipment residuals                              4,269          3,180
     Notes receivable due directly from investors             200          1,097
                                                          -------        -------
                                                          $ 4,469        $ 4,277
                                                          =======        =======

     Residual values arising from equipment under lease sold to private investors were net of an allowance for losses of $3,000 and $64,000 as of May 31, 1999 and 1998, respectively.

4.   Net Investment in DFLs
     ----------------------

     The components of the Company's net investment in DFLs as of May 31, 1999 and 1998 were (in thousands):

                                                            1999         1998
                                                          --------     --------

     Minimum lease payments receivable                    $ 38,812     $ 32,264
     Estimated residual values                               9,601        4,217
     IDC                                                       452          336
     Less unearned income                                   (6,749)      (5,636)
                                                          --------     --------
                                                          $ 42,116     $ 31,181
                                                          ========     ========

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Leased Equipment, net
     ---------------------
     The Company's investment in equipment under OLs, by major classes, as of May 31, 1999 and 1998 were (in thousands):

                                                       1999             1998
                                                     ---------        ---------

     Information technology                          $  86,793        $  45,861
     Material handling                                  40,067           36,312
     Other technology and communication                 19,541           19,349
     Manufacturing                                      13,532                -
     Furniture and fixtures                             10,113           11,213
     Other                                              11,060            8,017
     Aircraft                                              339              343
     IDC                                                 1,567            1,128
                                                     ---------        ---------
                                                       183,012          122,223
     Less accumulated depreciation                     (31,647)         (16,811)
     Less allowance for losses                          (1,027)            (587)
                                                     ---------        ---------
                                                     $ 150,338        $ 104,825
                                                     =========        =========

     Depreciation   expense  related  to  leased   equipment  was   $26,630,000,
     $16,907,000,   and  $8,662,000  for  fiscal  years  1999,  1998  and  1997, respectively.

6.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases on equipment owned by the Company as of May 31, 1999, are as follows (in thousands):

              Years Ending May 31,                DFLs                  OLs
              --------------------              --------             --------

                  2000                          $ 17,078             $  48,129
                  2001                            10,894                37,491
                  2002                             5,855                21,368
                  2003                             3,216                10,240
                  2004                             1,607                 7,657
              Thereafter                             162                 1,175
                                                --------             ---------
                                                $ 38,812             $ 126,060
                                                ========             =========

7.   Significant Customer and Concentration of Credit Risk
     -----------------------------------------------------

     During 1999 and 1998, no lessee accounted for more than 10% of leasing revenue. During fiscal year 1997, leasing revenue from one lessee accounted for 13% of total leasing revenue. In addition, other equipment sales revenue related to equipment leased to that lessee accounted for 34%, 30% and 77% of total other equipment sales revenue during fiscal year 1999, 1998 and 1997, respectively.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Significant Customer and Concentration of Credit Risk, continued
     -----------------------------------------------------

     The Company leases various types of equipment to companies in diverse industries throughout the United States. To minimize credit risk, the Company generally leases equipment to (i) companies that have a credit rating of not less than Baa as determined by Moody's Investor Services, Inc., or comparable credit ratings as determined by other recognized credit rating services, or (ii) companies, which although not rated by a recognized credit rating service or rated below Baa, are believed by the Company to be sufficiently creditworthy to satisfy the financial obligations under the lease. At May 31, 1999, approximately 98% of equipment under OLs and DFLs owned by the Company was leased to companies meeting the above credit criteria.

8.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at May 31, 1999 bear interest at rates between 6% and 16% with a weighted average rate of 8.6%. Aggregate maturities of such non-recourse obligations are (in thousands):

              Years Ending May 31:

                  2000                                 $  59,619
                  2001                                    40,037
                  2002                                    15,408
                  2003                                     6,504
                  Thereafter                               4,071
                                                       ---------
                                                       $ 125,639
                                                       =========

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

     The interest rate option associated with the facility is Prime rate minus 0.25% or LIBOR plus 2.5% (7.75% & 4.90% at May 31, 1999, respectively). The Company is required to pay a non-usage fee of 0.2% of the unused commitment quarterly. The outstanding balance under the facility at May 31, 1999 was $1.3 million. The loan is included with "Discounted lease rentals" in the accompanying consolidated Balance Sheets.

     The  facility  contains  general  operating  and  reporting   requirements,
     however, no formal financial covenants are required of CAII. As of May 31, 1999, CAII was in compliance with the terms of the facility.

9.   Securitization Facility
     -----------------------

     The Company established a securitization facility (the "Securitization Facility") in August 1998 through a wholly-owned special purpose subsidiary ("SPS") which purchases from the Company equipment subject to lease and related lease rental payments. The SPS in turn borrows from Concord Minuteman Capital Company, LLC, a commercial paper conduit entity, as Senior Lender, and Key Corporate Capital, Inc., as Junior Lender, based on the present value of the lease rental payments after being discounted by various factors. The Securitization Facility includes a firm commitment allowing the Company to add leases during its initial term of 364 days. The Securitization Facility is comprised of a senior loan with a maximum principal amount of $50,000,000 ("Senior Loan"), a junior loan with a maximum principal amount of $5,000,000 ("Junior Loan") and a residual loan with a maximum principal amount of $10,000,000 ("Residual Loan").

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Securitization Facility, continued
     -----------------------

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

     The Company services the leases subject to the Securitization Facility and has been appointed the remarketer of the equipment that secures the Residual Loan. The Securitization Facility terminates, and the right of the Company to continue as servicer and remarketer terminates, upon the occurrence of various events, including the Company's failure to maintain certain financial ratios and defaults under other indebtedness of the Company.

     The Company had approximately $20 million outstanding under the Senior and Junior Loans and approximately $3.4 million under the Residual Loan on May 31, 1999. Interest on the Senior Loan is equal to the LIBO rate (4.90% at May 31, 1999) per annum. Interest on the Junior Loan is equal to the LIBO rate plus 2.8% per annum. Interest on the Residual Loan is equal to the LIBO rate plus 3.25% per annum.

10.  Recourse Bank Debt
     ------------------

     The Company's senior, secured debt facility (the "Senior Facility") consists of a term loan, a working capital revolving credit loan ("Working Capital Facility") and a warehouse revolving credit loan ("Warehouse Credit Facility"). The lender group consists of the agent bank, First Union National Bank, and participating lenders, BankBoston, N.A., US Bank, Norwest Bank Colorado, N.A., and European America Bank (the "Lender Group"). The Senior Facility was renewed on December 23, 1998, expires
     November 30, 2000, and may be renewed annually at the Lender's sole discretion. Interest on the Senior Facility is tied to the Lender Group's prime rate or the LIBO rate (8.5% and 5.7%, respectively at May 31, 1999) plus the Applicable Margin. The principal terms of the Warehouse Credit Facility and Working Capital Facility are as follows:

                                                  Warehouse           Working
     (Dollars in thousands)                   Credit Facility   Capital Facility
                                              ---------------   ----------------
     Maximum Amount                             $ 61,250,000       $ 6,900,000
     Borrowings at May 31, 1999                   33,942,024         6,900,000
     Potential availability at May 31, 1999       27,307,976                 -
     Applicable Prime Rate Margin                          -              .25%
     Applicable LIBO Rate Margin                        2.5%             2.75%

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Recourse Bank Debt, continued
     ------------------

     The Term Loan commitment amount is $4 million with a four-year amortization schedule to a balloon payment of $2 million due on November 30, 1999. As of May 31, 1999, the Term Loan balance was $2,550,000 as a result of scheduled quarterly principal repayments. The Term Loan bears interest at Prime plus .75%, and principal and interest are payable quarterly in arrears.

     The Company is required to pay a quarterly commitment fee equal to .375% of the unused portion of the Working Capital Facility and the Warehouse Credit Facility. The Senior Facility is collateralized by all assets of the Company, except for the assets which collateralize the loan from Deutsche Financial Services ("Deutsche") described below. The Senior Facility contains certain provisions which limit the Company as to additional indebtedness, sale of assets, liens, guarantees, and distributions. Additionally, the Company must maintain certain specified financial ratios. As of May 31, 1999, the Company was in compliance with the terms of the Senior Facility, except for one financial ratio covenant, for which it received a waiver from the Lenders on August 11, 1999.

     On May 29, 1998, the Company obtained $6 million in committed revolving credit financing from Deutsche for its CATG subsidiary. The loan is collateralized by specific accounts receivable and inventory generated or purchased by CATG. The facility is renewable annually at Deutsche's discretion. The outstanding balance related to this portion of the facility at May 31, 1999 was approximately $1,919,110, which is due on demand. The interest rate associated with this facility is Deutsche's Prime rate (8.5% at May 31, 1998) plus 0.5%. The Company is required to pay an annual facility fee of 0.125% of the total commitment. Balances outstanding under the facility are guaranteed by Capital Associates International, Inc. This guaranty obligation is subordinate to the Company's obligations under the Senior Facility. The Deutsche facility contains provisions which require CATG to maintain certain minimum levels of capitalization and liquidity. In addition, the agreement contains a minimum capitalization requirement for the Company.

     As of May 31, 1999, both the Company and its CATG subsidiary were in compliance with the terms of the Deutsche facility, except for one financial ratio covenant. The Company believes it will be able to obtain a waiver from Deutsche. However, should it not be able to obtain a waiver, it does not believe that there would be a material adverse effect on the financial contition or operations of the Company.

11.  Related Parties
     ---------------

     PIFs

     The Company sponsors or co-sponsors three PIFs (two of which purchased equipment under lease from the Company during fiscal year 1999). The Company, through its PIF general partner subsidiaries, acts as either a general partner or co-general partner of each PIF for which it receives general partner distributions and management fees. The Company, through CAII, also acts as the Class B limited partner of each PIF for which it receives Class B limited partner distributions. The Class B limited partner is required to make subordinated limited partnership investments in the PIFs. The Class B limited partner has no obligation to make further cash contributions. Amounts related to the PIFs for the years ended May 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                      1999      1998      1997
                                                     -------   -------   -------

     Equipment sales margin                          $   437   $ 1,090   $ 1,442
     Fees and distributions
     (included in other income)                        2,757     3,114     2,453
     Investment contributions in
     subordinated limited partnership interests            -       220       280

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Related Parties, continued
     ---------------

     OTHER RELATED PARTIES

     MCC Financial Corporation ("MCC") acquired voting control of the Company during fiscal year 1996. Two executive officers of that company, Mr. Walker and Mr. Buckland, are directors of the Company. In addition, Mr. Walker became President and CEO of the Company in April 1998. The Company has entered into a consulting agreement with Mr. Buckland and an employment agreement with Mr. Walker. During fiscal years 1999, 1998 and 1997, the Company paid approximately $555,000, $650,000 and $810,000, respectively, under these agreements including $150,000 for expenses of Mr. Walker in connection with his relocation to the Company's headquarters in 1997.

     On August 11, 1999, the Company borrowed $350,000 from Messrs. Buckland and Walker and issued a subordinated note to each in the face amount of $175,000. The notes bear interest at 7% per year plus additional contingent interest at 9% per year based on the performance of certain residual interests owned by the Company. Principal and interest (which accrues quarterly) are due on August 11, 2002, subject to certain prepayment obligations. The notes are subordinated to all existing recourse bank debt.

12.  Income Taxes
     ------------

     The components of income tax expense (benefit) charged to continuing operations were (in thousands):

                                           1999          1998         1997
                                          ------        ------       ------
     Current:
       Federal                            $  765        $   -0-      $  240
       State and local                       135           200          170
                                          ------        ------       ------
                                             900           200          410
                                          ------        ------       ------
     Deferred:
       Federal                              (765)           -0-        (100)
       State and local                      (135)         (200)        (300)
                                          ------        ------       ------
                                            (900)         (200)        (400)
                                          ------        ------       ------
     Total tax provision                  $    0        $    0       $   10
                                          ======        ======       ======

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to pre-tax income from continuing operations as a result of the following:

                                           1999          1998         1997
                                          ------        ------       ------

     Computed "expected" tax expense      $  135        $  515       $  250
     State tax provisions, net of
       federal benefits                       65            85           40
     Reduction in valuation allowance
       for deferred income tax assets       (200)         (600)        (280)
                                          ------        ------       ------
                                          $    0        $    0       $   10
                                          ======        ======       ======

     Income taxes are provided on income from continuing operations at the appropriate federal and state statutory rates applicable to such earnings.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income Taxes, continued
     ------------

     Components of income tax expense (benefit) attributable to net income before income taxes is as follows (in thousands):

                                                                                                   1999         1998        1997
                                                                                                 --------     --------    --------
     Current:
       Taxes on net income before carryforwards                                                  $ 1,200      $   200     $   710
       Benefit of investment tax credit ("ITC") carryforward utilized                               (300)           -        (300)
                                                                                                 -------      -------     -------
                                                                                                     900          200         410
                                                                                                 -------      -------     -------
     Deferred:
       Tax effect of net change in temporary differences                                             100        1,300        (420)
       Net operating loss ("NOL") carryforwards                                                     (200)        (500)          -
       ITC carryforward utilized                                                                     300           -          300
       ITC carryforward expired                                                                      100          300           -
       Alternative Minimum Tax ("AMT")                                                              (900)        (400)          -
       Decrease in valuation allowance for deferred income tax assets                               (300)        (900)       (280)
                                                                                                 -------      -------     -------
                                                                                                    (900)        (200)       (400)
                                                                                                 -------      -------     -------
     Provision for income taxes                                                                  $     0      $     0     $    10
                                                                                                 =======      =======     =======

     Significant components of the Company's deferred tax liabilities and assets as of May 31, 1999 and 1998, were as follows (in thousands):

                                                                                                                1999        1998
                                                                                                              -------     -------
     Deferred income tax liabilities:
       Direct finance leases accounted for as operating leases
         for income tax purposes, and equipment depreciation
         for tax purposes in excess of financial reporting depreciation                                       $ 2,000     $   200
       Residual values and other receivables arising from equipment under lease sold to private investors recognized for financial
         reporting purposes, but not for tax reporting purposes                                                 1,600       1,300
       Other assets and liabilities, net                                                                            -         900
                                                                                                              -------     -------
     Total deferred income tax liabilities                                                                      3,600       2,400
                                                                                                              -------     -------
     Deferred income tax assets:
     Other assets and liabilities, net                                                                          1,100           -
       NOL carryforwards                                                                                          700         500
       ITC carryforwards                                                                                          600       1,000
       AMT credit carryforwards                                                                                 4,600       3,700
                                                                                                              -------     -------
     Total deferred income tax assets                                                                           7,000       5,200
     Valuation allowance for deferred income tax assets                                                             -        (300)
                                                                                                              -------     -------
          Net deferred income tax assets                                                                        7,000       4,900
                                                                                                              -------     -------
          Net deferred income tax asset                                                                       $ 3,400     $ 2,500
                                                                                                              =======     =======



     At May 31, 1999, the Company has ITC carryforwards of approximately $600,000, which expire from 2000 through 2001, NOL carryforwards of approximately $700,000, which expire from 2013 through 2014, and AMT credits of approximately $4.6 million. Under present federal tax law, AMT credits may be carried forward indefinitely and may be utilized to reduce regular tax liability to an amount equal to AMT liability. Due to a change in control, provisions of the Internal Revenue Code limit the annual future ITC carryforward and AMT credit carryforward utilization to approximately $300,000 per year.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Income Taxes, continued
     ------------

     The Company had established a valuation allowance for deferred taxes due to the uncertainty that the full amount of the ITC carryforwards will be utilized prior to expiration. The valuation allowance was reduced in fiscal 1999 and 1998 to reflect the utilization and expiration of ITC carryforwards for which the valuation allowance had previously been provided (approximately $400,000 and $300,000, respectively). In addition, the valuation allowance was reduced by an additional $600,000 and $300,000 in fiscal 1998 and 1997, respectively, to reflect a reduction in uncertainty about the utilization of ITC carryforwards in future years. The reductions in the valuation allowance for fiscal years 1999, 1998 and 1997 were recorded in the respective fiscal fourth quarter and resulted in income tax benefits of $100,000, $464,000 and $227,000. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.

13.  Preferred Stock and Earnings Per Common Share
     ---------------------------------------------

     PREFERRED STOCK

     The Company has authority to issue 2,500,000 shares of preferred stock at $0.008 par value. At May 31, 1999, no shares of preferred stock had been issued.

     EARNINGS PER COMMON SHARE

     The following is a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share for the years ended May 31:
                                                1999         1998        1997
                                              ---------    ---------   ---------

     Weighted average number of
       common shares - basic                  5,173,000    5,117,000   5,004,000
     Common stock options
       (utilizing treasury stock method)        226,000      332,000     399,000
                                              ---------    ---------   ---------
     Weighted average number of common
       shares-assuming dilution               5,399,000    5,449,000   5,403,000
                                              =========    =========   =========

     Common stock options totaling 296,000 were not included in the diluted earnings per share calculation for the year ended May 31, 1999 because their effect would have been anti-dilutive.

14.  Stock Options
     -------------

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

     In November 1998, a director of the Company exercised stock options for 86,250 shares of common stock with an average exercise price of $1.53 by paying the par value in cash of $690.00 and issuing a note payable to the Company equal to approximately $131,000, the remainder of the exercise price. The outstanding balance at May 31, 1999 was approximately $131,000 and was included in the equity section of the balance sheet. The note bears interest at the rate of 4.5% compounded semi-annually and is due November 3, 2002.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Stock Options, continued
     -------------

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


                                                              1999         1998         1997
                                                            ---------   -----------   ---------

     Net income                              As Reported    $ 397,000   $ 1,520,000   $ 733,000
                                             Pro forma      $ 288,000   $ 1,349,000   $ 585,000

     Basic earnings per share                As Reported    $     .08   $      0.30   $    0.15
                                             Pro forma      $     .06   $      0.25   $    0.13

     Earnings per share assuming dilution    As Reported    $     .07   $      0.28   $    0.14
                                             Pro forma      $     .05   $      0.25   $    0.11



     For purposes of calculating the compensation cost in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997, respectively: no dividend yield; expected volatility of 110%, 104% and 110%; risk free interest rates of 5.61%, 5.62% and 6.58%; and expected lives of five years.

     Additional information on shares subject to options is as follows:

                                                      1999                        1998                           1997
                                             -----------------------     -------------------------      ------------------------
                                                           Weighted-                     Weighted-                     Weighted-
                                                Number      average        Number         average        Number         average
                                                 of        Exercise         of           Exercise          of          Exercise
                                               Options       Price        Options          Price         Options         Price
                                             ---------     ---------     ----------      ---------      ----------     ---------
    Outstanding at beginning of year           881,000     $  2.50          649,000      $  1.47           693,000     $  1.23
    Granted                                     56,000        3.69          349,000         3.99            90,000        2.88
    Exercised                                 (113,000)       1.41         (112,000)        1.18           (19,000)        .81
    Purchased                                       -                             -            -          (104,000)       1.13
    Forfeited                                  (57,000)       3.74           (5,000)        2.97           (11,000)       2.10
                                             ---------     -------       ----------                     ----------
    Outstanding at the end of the year         767,000        2.65          881,000         2.50           649,000        1.47
                                             =========     =======       ==========                     ==========

    Options exercisable at year-end            582,000                      542,000                        606,000

    Weighted-average fair value of
         options granted during the year     $    2.98                   $     3.60                     $     2.35

                                      F-20

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Stock Options, continued
     -------------

     The following table summarizes information about stock options outstanding at May 31, 1999:

                                 Options Outstanding         Options Exercisable
                        ----------------------------------   -------------------
                                    Weighted-
                                     average     Weighted              Weighted
                        Number      Remaining     average    Number     average
        Range of          of       Contractual   Exercise      of      Exercise
     Exercise Prices    Options        Life        Price     Options    Price
     ---------------    -------    -----------   --------    -------   --------

     $ 0.01 - $ 1.00     63,000    2.45 years    $ 0.73       63,000    $ 0.73
     $ 1.01 - $ 2.00    250,000    8.75 years      1.29      250,000      1.29
     $ 2.01 - $ 3.00    122,000    9.05 years      2.72       85,000      2.60
     $ 3.01 - $ 4.00     40,000    9.57 years      3.25       32,000      3.25
     $ 4.01 - $ 5.00    292,000    9.32 years      4.13      152,000         -
                        -------                              -------
                        767,000    8.54 years      2.65      582,000      2.27
                        =======                              =======

15.  Employee Benefit Plan
     ---------------------

     The Company has a defined contribution retirement plan whereby employees who have completed six months of service may contribute up to 15% of their annual salaries. The Company will match 50% of non-highly compensated employees contributions subject to a maximum of the lesser of (i) 4% of the employee's eligible compensation or (ii) $1,000. The Company contributed an aggregate of $162,000 for the years ended May 31, 1999, 1998 and 1997.

16.  Quarterly Financial Data (unaudited)
     ------------------------------------

     Summarized quarterly financial data for the years ended May 31, 1999 and 1998 are (in thousands, except per share data):

     Fiscal Year 1999:     Total Revenue     Net Income   Basic Income Per Share
     -----------------     -------------     ----------   ----------------------

     First quarter           $ 67,960           $ 143            $ .03
     Second quarter            52,558             146              .03
     Third quarter             58,645             375              .07
     Fourth quarter            64,259            (267)            (.05)

     Fiscal Year 1998:     Total Revenue     Net Income   Basic Income Per Share
     -----------------     -------------     ----------   ----------------------

     First quarter            $ 42,038          $ 141            $ .03
     Second quarter             73,239            735              .15
     Third quarter              82,309            515              .10
     Fourth quarter             83,488            129              .03

     In the fourth quarter fiscal 1999, the Company  recorded a $500,000  charge
     to  reflect   adjustments  to  equipment  purchases  payable  at  its  CATG subsidiary.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Legal Proceedings
     -----------------

     The Company is involved in the following legal proceedings:

     a. BANK ONE TEXAS, N.A. V. CAPITAL ASSOCIATES INTERNATIONAL, INC. AND CAPITAL ASSOCIATES, INC., UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, CIVIL ACTION NO. 3-99CV0697-G

          On March 2, 1999, Bank One Texas, N.A. ("Bank One") filed a complaint against the Company seeking recovery from the Company of $1,324,715.02 together with interest at the lesser of 18% per annum or the maximum amount permitted by law from December 30, 1991. To date, Bank One has not served the complaint on the Company. Bank One is alleging in the lawsuit that the Company breached the terms of its Purchase Agreement, dated December 30, 1991, with Bank One pursuant to which Bank One agreed to purchase from the Company, for an initial payment of $1,324,715.02 (the "Bank One Payment"), certain furniture, fixtures and equipment (the "FF&E") previously leased to MBank Dallas, N.A. ("MBank"). MBank defaulted on the lease in 1989 and was eventually placed in receivership. Bank One filed a lawsuit over the ownership of the FF&E and certain collateral for MBank's lease obligations (the "MBank Collateral") in January 1992 (the "MBank Litigation"). See the Company's Annual Reports on Form 10-K for the fiscal years ended May 31, 1994 and 1995, for the history of the MBank Litigation. In August 1995, all of the parties to the MBank Litigation, except Bank One, settled their claims with respect to the MBank Collateral. The Company received approximately $10.8 million as part of the settlement. Later in August 1995, the Company, pursuant to the terms of the settlement agreement, delivered $2.2 million to Bank One in repayment of the Bank One Payment together with interest thereon. Bank One rejected the tender and returned the $2.2 million to The Company while purporting to reserve all rights to make a claim to such funds in the future. In August 1998, the trial court held that Bank One was the owner of the FF&E. Now, a year after the trial court's decision and more than four years since it rejected The Company's tender, Bank One is seeking recovery of the Bank One Payment plus interest thereon since December 30, 1991.

          If Bank One pursues this lawsuit, the Company intends to (1) defend vigorously the claims asserted against it by Bank One and (2) assert vigorously all counterclaims it may have against Bank One. The Company believes that, at very least, it has strong defenses to the running of any additional interest on the Bank One Payment since Bank One rejected the Company's tender in August 1995. The Company also believes it may have credible defenses to the repayment of any portion of the Bank One Payment or any of the interest thereon based on Bank One's conduct over the past eight years.

     b. The Company is involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings, or the matter noted above, will have a material adverse effect on the financial condition or operations of the Company.

18.  Commitments
     -----------

     The Company leases office space under long-term and short-term non-cancelable operating leases. The leases contain renewal options and provide for annual escalation for utilities, taxes and service costs. Rent expense was $821,000, $650,000, and $502,000 for fiscal years 1999, 1998 and 1997, respectively.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Commitments, continued
     -----------

     Minimum future rental payments required by such leases are as follows (in thousands):

          Years Ending May 31,

              2000                      $   805
              2001                          333
              2002                          284
                                        -------
                                        $ 1,422
                                        =======

19.  Business Units
     --------------

     The Company conducts business with external customers through the operations of its Capital Associates ("Leasing") and Capital Associates Technology Group ("Technology Group") business units. Certain legal, accounting and finance, personnel and other administrative support services are provided by employees of Leasing on behalf of Technology Group. Direct costs of $150,000 in 1999 associated with these services have been allocated from Leasing to Technology Group. During 1998, services performed by Leasing on behalf of Technology Group were immaterial.

     In evaluating the financial performance of each business unit, management focuses on revenue and net income before taxes, on total assets and recourse debt. In 1999, interest expense, net for Technology Group includes interest associated with the term loan utilized to finance the acquisition of CATG. Recourse debt for Technology Group includes amounts borrowed from Deutsche only. Financial performance measurements for Leasing and Technology Group are set forth below for each of the Company's business units for fiscal years ending May 31, 1999 and 1998. The results for 1998 reflect information for Technology after its acquisition effective November 1, 1997.

                                                     1999               1998
                                                   ---------          ---------

     Revenue:
       Leasing                                     $ 216,222          $ 267,188
       Technology Group                               27,148             13,886
                                                   ---------          ---------
                                                   $ 243,370          $ 281,074
                                                   =========          =========

     Interest expense, net:
       Leasing                                     $   9,325          $   5,361
       Technology Group                                  368                132
                                                   ---------          ---------
                                                   $   9,693          $   5,493
                                                   =========          =========

     Net income before taxes:
       Leasing                                     $   1,439          $   1,799
       Technology Group                               (1,042)              (279)
                                                   ---------          ---------
                                                   $     397          $   1,520
                                                   =========          =========
     Total assets:
       Leasing                                     $ 240,536          $ 209,253
       Technology Group                                6,205              4,840
                                                   ---------          ---------
                                                   $ 246,741          $ 214,093
                                                   =========          =========

     Recourse debt:
       Leasing                                     $  48,141          $  47,379
       Technology Group                                1,919              1,709
                                                   ---------          ---------
                                                   $  50,060          $  49,088
                                                   =========          =========

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

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

     The carrying amounts at May 31, 1999 for cash and cash equivalents, accounts receivable, recourse bank debt, accounts payable-equipment purchases and accounts payable and other liabilities approximate their fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.

     As of May 31, 1999, discounted lease rentals and discounted lease rentals assigned to lenders arising from equipment sale transactions of
     $125,639,000 and $19,773,000, respectively, have fair values of $120,107,000 and $18,627,000, respectively. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of May 31, 1999.

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders
Capital Associates, Inc.:

Under date of September 10, 1999, we reported on the consolidated balance sheets of Capital Associates, Inc. and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1999, as contained in the Company's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                     /s/KPMG LLP
                                     --------------------------
                                     KPMG LLP


Denver, Colorado
September 10, 1999

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                 for the Years Ended May 31, 1999, 1998 and 1997
                                 (in thousands)



     COLUMN A                                 COLUMN B       COLUMN C       COLUMN D         COLUMN E
     --------                                 ----------    ----------    -------------      ---------
                                              Balance at    Charged to                        Balance
                                              Beginning     Costs and                        at End of
     Description                              of Period      Expenses     Deductions(1)        Period
     -----------                              ----------    ----------    -------------      ---------

Year ended May 31, 1999:
-----------------------
Allowance for doubtful accounts:
-  accounts receivable                          $    90        $   76          $  (30)        $   136
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors             64             -             (61)              3
-  leased equipment                                 587           479             (39)          1,027
                                                -------        ------          ------         -------

                                                $   741        $  555          $ (130)        $ 1,166
                                                =======        ======          ======         =======

Year ended May 31, 1998:
-----------------------
Allowance for doubtful accounts:
-  accounts receivable                          $    30        $  60           $    -         $    90
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors            157            -              (93)             64
-  leased equipment                                 707          645             (765)            587
                                                -------        -----           ------         -------

                                                $   894        $ 705           $ (858)        $   741
                                                =======        =====           ======         =======

Year ended May 31, 1997:
-----------------------
Allowance for doubtful accounts:
-  accounts receivable                          $    44        $   -           $  (14)        $    30
Allowance for losses:
-  residual values arising from equipment
   under lease sold to private investors            258            -             (101)            157
-  leased equipment                               1,120          365             (778)            707
                                                -------        -----           ------         -------

                                                $ 1,422        $ 365           $ (893)        $   894
                                                =======        =====           ======         =======



(1)  Principally charge-offs of assets against the established allowances.



                 See accompanying independent auditors' report.