Form 10-Q
period 1999-08-31
CAPITAL ASSOCIATES INC
filed 1999-10-15
CIK 804188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

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

The number of shares outstanding of the Registrant's $.008 par value common stock at October 13, 1999 was 5,303,551.



                             Exhibit Index - Page 20

                                     1 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                           NUMBER

     Item 1.  Financial Statements

              Consolidated Balance Sheets - August 31, 1999
              (Unaudited) and May 31, 1999                                   3

              Consolidated Statements of Income - Three Months Ended
              August 31, 1999 and 1998 (Unaudited)                           4

              Consolidated Statements of Cash Flows - Three Months Ended
              August 31, 1999 and 1998 (Unaudited)                           5

              Notes to Consolidated Financial Statements                    6-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     17


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              18

     Item 5.  Other Information                                              19

     Item 6.  Exhibits and Reports on Form 8-K                               19

              Exhibit Index                                                  20

              Signature                                                      21


                                     2 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                           August 31,   May 31,
                                                             1999        1999
                                                          (Unaudited)
                                                          ----------- ---------

Cash and cash equivalents                                 $  11,870   $   7,926
Receivables from affiliated limited partnerships                344         744
Accounts receivable, net                                     10,050       7,992
Inventory                                                     2,531       2,578
Residual values and other receivables arising from
  equipment under lease sold to private investors, net        4,812       4,469
Net investment in direct finance leases                      40,330      42,116
Leased equipment, net                                       158,661     150,338
Investments in affiliated limited partnerships                1,850       1,957
Deferred income taxes                                         3,400       3,400
Other assets                                                  5,331       5,448
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                   21,439      19,773
                                                          ---------   ---------
                                                          $ 260,618   $ 246,741
                                                          =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                             $  57,609   $  50,060
Accounts payable - equipment purchases                       22,634      29,806
Accounts payable and other liabilities                       14,147      15,621
Discounted lease rentals                                    140,472     125,639
                                                          ---------   ---------
                                                            234,862     221,126
                                                          ---------   ---------
Stockholders' equity:
  Common stock                                                   42          42
  Additional paid-in capital                                 16,844      16,829
  Retained earnings                                           8,870       8,771
  Treasury stock                                                  -         (27)
                                                          ---------   ---------
Total stockholders' equity                                   25,756      25,615
                                                          ---------   ---------
                                                          $ 260,618   $ 246,741
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

                                     3 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except earnings per share)

                                                            Three Months Ended
                                                                August 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Revenue:
   Equipment sales to PIFs                               $   10,773   $    8,029
   Other equipment sales                                     38,673       48,614
   Leasing                                                   16,504        9,115
   Interest                                                     496          879
   Other                                                        686        1,323
                                                         ----------   ----------
Total revenue                                                67,132       67,960
                                                         ----------   ----------

Costs and expenses:
   Equipment sales to PIFs                                   10,527        7,865
   Other equipment sales                                     36,353       47,164
   Leasing                                                   11,204        5,905
   Operating and other expenses                               5,012        3,668
   Provision for losses                                         100           25
   Interest:
     Non-recourse debt                                        2,757        2,148
     Recourse debt                                            1,017        1,028
                                                         ----------   ----------
Total costs and expenses                                     66,970       67,803
                                                         ----------   ----------

Net income before income taxes                                  162          157
Income tax expense                                               63           14
                                                         ----------   ----------
Net income                                               $       99   $      143
                                                         ==========   ==========

Earnings per common share:
   Basic                                                 $     0.02   $     0.03
                                                         ==========   ==========
   Diluted                                               $     0.02   $     0.03
                                                         ==========   ==========

Weighted average number of common shares outstanding:
   Basic                                                  5,177,000    5,122,000
                                                         ==========   ==========
   Diluted                                                5,363,000    5,463,000
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

                                     4 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Three Months Ended
                                                                August 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------

Net cash provided by operating activities                 $ 38,032     $ 44,373
                                                          --------     --------

Cash flows from investing activities:
  Equipment purchased for leasing, net                     (54,609)     (44,679)
  Investment in leased office facility and in
    capital expenditures                                       (99)         (62)
  Net receipts from affiliated public income funds             107          277
                                                          --------     --------
Net cash used for investing activities                     (54,601)     (44,464)
                                                          --------     --------

Cash flows from financing activities:
  Proceeds from securitization                              21,246       10,527
  Principal payments on securitization                      (2,461)           -
  Proceeds from discounting of lease rentals                 6,628            -
  Principal payments on discounted lease rentals            (9,372)      (6,084)
  Net proceeds from stock                                       42            -
  Net borrowings (payments) on revolving credit
   facilities                                                4,492      (18,739)
  Net (payments) borrowings on Term Loan                       (62)         798
                                                          --------     --------
Net cash provided by (used for) financing activities        20,513      (13,498)
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents         3,944      (13,589)
Cash and cash equivalents at beginning of period             7,926       17,684
                                                          --------     --------
Cash and cash equivalents at end of period                $ 11,870     $  4,095
                                                          ========     ========

Supplemental schedule of cash flow information:
  Recourse interest paid                                  $  1,017     $  1,028
  Non-recourse interest paid                                 2,757        2,148
  Income taxes paid                                             24           42
  Income tax refunds received                                   13            -
Supplemental schedule of non-cash investing and
  financing activities:
  Discounted lease rentals assigned to lenders
    arising from equipment sale transactions                 4,959        6,269


                   The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the consolidated financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 (the "1999 Form 10-K"), previously filed with the Securities and Exchange Commission.

     The balance sheet at May 31, 1999 was derived from the audited financial statements included in the Company's 1999 Form 10-K.

2.   Securitization Facility
     -----------------------

     The Company renewed the commitment for its securitization facility (the "Securitization Facility") in August 1999. The Securitization Facility
     includes a firm commitment allowing the Company to add leases during the renewal term of 364 days. The Securitization Facility is comprised of a senior loan with a maximum principal amount of $50,000,000 ("Senior Loan") a junior loan with a maximum principal amount of $5,000,000 ("Junior Loan") and a residual loan with a maximum principal amount of $10,000,000 ("Residual Loan").

     The Company had approximately $34 million outstanding under the Senior and Junior Loans and approximately $7 million under the Residual Loan on August 31, 1999.

3.   Business Units
     --------------

     The Company conducts business with external customers through the operations of its Capital Associates ("Leasing") and Capital Associates Technology Group ("Technology Group") business units. Certain legal, accounting and finance, personnel and other administrative support services are provided by employees of Leasing on behalf of Technology Group. For the three months ended August 31, 1999, direct costs of $138,000 associated with these services have been allocated from Leasing to Technology Group. For the comparable period in fiscal 1999, services performed by Leasing on behalf of Technology Group were $38,000.

     In evaluating the financial performance of each business unit, management focuses on revenue and net income before taxes, on total assets and recourse debt. Interest expense, net for Technology Group includes interest associated with the Term Loan utilized to finance the acquisition of CATG. Recourse debt for Technology Group includes only amounts borrowed from Deutsche Financial Services. Financial performance measurements for Leasing and Technology Group are set forth below for each of the Company's business units for the three months ended August 31, 1999 and 1998 (in thousands):



                                     6 of 21

                    CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Business Units, continued
     --------------
                                                          1999           1998
                                                        ---------      ---------
Revenue:
    Leasing                                             $  57,609      $  60,733
    Technology Group                                        9,523          6,957
                                                        ---------      ---------
                                                        $  67,132      $  67,690
                                                        =========      =========
Interest expense, net:
    Leasing                                             $   3,176      $   2,207
    Technology Group                                          102             90
                                                        ---------      ---------
                                                        $   3,278      $   2,297
                                                        =========      =========
Net income before taxes:
    Leasing                                             $     178      $     108
    Technology Group                                          (16)            49
                                                        ---------      ---------
                                                        $     162      $     157
                                                        =========      =========
Total assets:
    Leasing                                             $ 252,677      $ 240,536
    Technology Group                                        7,941          6,205
                                                        ---------      ---------
                                                        $ 260,618      $ 246,741
                                                        =========      =========
Recourse debt:
    Leasing                                             $  53,765      $  48,141
    Technology Group                                        3,844          1,919
                                                        ---------      ---------
                                                        $  57,609      $  50,060
                                                        =========      =========


                                     7 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Results of Operations
     ---------------------

     GENERAL COMMENTS

     Significant factors which may impact the Company's profitability in the future include the amount and cost of capital available to the Company, its success in developing and retaining the field sales force, and the ability to increase lease origination levels while achieving profitability targets.

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

     The Company originates leases with the intention of either selling the lease to PIFs or private investors or holding the lease through maturity. Leases originated and held for sale are referred to as "warehouse leases", or "warehouse portfolio". Leases the Company intends to hold to maturity are referred to as "Company-owned leases or "Company-owned portfolio". The Company generally holds warehouse leases for one to six months before sale to private investors. Leases held to maturity are generally more profitable than leases sold to private investors (i.e., aggregate leasing margin earned over the life of the lease is generally greater than the fee earned from sale to private investors, which includes rents retained in excess of interest expense during the holding period). However, the majority of the Company's leases are ultimately sold to PIFs or private investors (i) because the Company lacks the capital resources to hold until maturity all leases it originates and (ii) in order to achieve profitable results of operations, since revenue from a sale of a lease is recorded in the period of sale while leasing revenue associated with a Company-owned lease is recorded over time based on the underlying lease term. Many sales to private investors are structured to enable the Company to share in some of the additional profit associated with holding a lease to maturity (arising from the remarketing of the lease equipment upon lease maturity). The Company's strategy is to retain an interest in the residual value of leases sold to private investors where it believes additional profit may be available through remarketing upon lease maturity. The Company's retained interest in leases it has sold to private investors is reflected in the accompanying Consolidated Balance Sheets as "Residual value, net, arising from equipment under lease sold to private investors", (also referred to as "retained residuals"). Presented below is a schedule showing new lease originations volume and placement of new lease originations for the three months ended August 31, 1999 and August 31, 1998, respectively (in thousands):

                                                              Three Months Ended
                                                                   August 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------

Placement of lease originations:
    Equipment under lease sold to PIFs                        $ 10,000  $  3,000
    Equipment under lease sold to private investors             22,000    23,000
    Leases added to the Company's lease portfolio
      (a significant portion of which will be/were
      sold during the subsequent fiscal quarters)               27,000    26,000
                                                              --------  --------
Total lease origination volume                                $ 59,000  $ 52,000
                                                              ========  ========

                                     8 of 21

     ---------------------

     GENERAL COMMENTS, continued

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

     INTERIM FINANCIAL RESULTS

     Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories for the Company and its Capital Associates Technology Group ("CATG") division. These schedules are derived from the Consolidated Statements of Income and have been prepared solely to facilitate the discussion of results of operations that follows (in thousands):

                                                  Three Months Ended
                                                      August 31,
                                                  ------------------
     CAI CONSOLIDATED                               1999       1998      Change
     ----------------                             -------    -------     ------


     Equipment sales margin                       $ 2,566    $ 1,614    $   952
     Leasing margin                                 5,300      3,210      2,090
     Other income                                     686      1,323       (637)
     Operating and other expenses                  (5,012)    (3,668)    (1,344)
     Provision for losses                            (100)       (25)       (75)
     Interest expense, net                         (3,278)    (2,297)      (981)
     Income taxes                                     (63)       (14)       (49)
                                                  -------    -------    -------
          Net income                              $    99    $   143    $   (44)
                                                  =======    =======    =======

                                                  Three Months Ended
                                                      August 31,
                                                  ------------------
     CAI WITHOUT ITS CATG SUBSIDIARY                1999      1998       Change
     -------------------------------              --------   -------     ------

     Equipment sales margin                       $ 1,536    $   839    $   697
     Leasing margin                                 5,300      3,210      2,090
     Other income                                     686      1,323       (637)
     Operating and other expenses                  (4,068)    (3,032)    (1,036)
     Provision for losses                            (100)       (25)       (75)
     Interest expense, net                         (3,176)    (2,207)      (969)
                                                  -------    -------    -------
          Net income before income taxes          $   178    $   108    $    70
                                                  =======    =======    =======

                                     9 of 21

     ---------------------

     INTERIM FINANCIAL RESULTS, continued

                                                  Three Months Ended
                                                       August 31,
                                                  ------------------
     CATG                                           1999       1998     Change
     ----                                         -------    -------    ------

     Equipment sales margin                       $ 1,030    $  775     $   255
     Operating and other expenses                    (944)     (636)       (308)
     Interest expense, net                           (102)      (90)        (12)
                                                  -------    ------     -------
          Net income before income taxes          $   (16)   $   49     $   (65)
                                                  =======    ======     =======
     LEASE ORIGINATIONS

     For the three months ended August 31, 1999 and 1998, the Company originated leases having an aggregate equipment acquisition cost of $59 million and $52 million, respectively.

     Generally, originated leases are initially financed utilizing the Company's Warehouse Credit Facility and then sold to private investors, private programs or to the PIF's. Profits from the sale of leases are reported in the table above as "equipment sales margin". In addition, the Company realizes rental or finance profits from leases held prior to sale (reported as "leasing margin" in the table above) and incurs interest expense on the Warehouse Credit Facility during the period the leases are held.

     EQUIPMENT SALES

     Equipment sales revenue and the related equipment sales margin consists of the following (in thousands):

                                                                       Three Months Ended
                                                          -----------------------------------------        Increase
                                                            August 31, 1999       August 31,1998          (Decrease)
                                                          ------------------    -------------------   -------------------
                                                          Revenue    Margin     Revenue     Margin     Revenue     Margin
                                                          --------   -------    --------    -------   ---------    ------
     Transactions during initial lease term:
       Equipment under lease sold to PIFs                 $ 10,773   $   246    $  8,029    $   164   $   2,744    $   82
       Equipment under lease sold to private investors      26,191       158      39,663        449     (13,472)     (291)
                                                          --------   -------    --------    -------   ---------    ------
                                                            36,964       404      47,692        613     (10,728)     (209)
                                                          --------   -------    --------    -------   ---------    ------
     Transactions subsequent to initial lease term
       (remarketing revenue):
       Sales of off-lease equipment                          2,279       835       1,863        125         416       710
       Sales-type leases                                       215       215           -          -         215       215
       Excess collections (cash collections in excess of
         the associated residual value from equipment
         under lease sold to private investors)                 15        15          97         97         (82)      (82)
                                                          --------   -------    --------    -------   ---------    ------
                                                             2,509     1,065       1,960        222         549       843
       Deduct related provision for losses                       -      (100)          -        (25)          -       (75)
                                                          --------   -------    --------    -------   ---------    ------
       Realization of value in excess of provision for
         losses                                              2,509       965       1,960        197         549       768
       Add back related provision for losses                     -       100           -         25           -        75
                                                          --------   -------    --------    -------   ---------    ------
                                                             2,509     1,065       1,960        222         549       843
                                                          --------   -------    --------    -------   ---------    ------
     Equipment brokerage sales                                 450        67          34          4         416        63
     CATG sales                                              9,523     1,030       6,957        775       2,566       255
                                                          --------   -------    --------    -------   ---------    ------
     Total equipment sales                                $ 49,446   $ 2,566    $ 56,643    $ 1,614   $  (7,197)   $  952
                                                          ========   =======    ========    =======   =========    ======

                                    10 of 21

     ---------------------

     Equipment Sales to PIF's
     ------------------------

     In February 1998, the Company sold the remaining publicly offered units in Capital Preferred Yield Fund-IV, L.P. The Company has elected not to organize additional PIFs and only two PIFs are in their reinvestment stage and are actively acquiring leases. As such, equipment sales to the PIFs reflects the funds available for reinvestment by the PIFs.

     Equipment Sales to Private Investors
     ------------------------------------

     Equipment sales to private investors decreased for the three months ended August 31, 1999 compared to the three months ended August 31,1998 by $13.4 million. Equipment sales during the three months ended August 31, 1998 include a one-time portfolio sale of approximately $20 million to a private investor.

     The margin from sales of equipment under lease to private investors reflects the impact of the period of time leases are held by the Company prior to sale (referred to as the "hold period"). During the hold period, the Company records leasing margin. For equipment sold to PIFs or to private investment programs, the sales price of the equipment is adjusted in accordance with the relevant partnership or program agreement to reflect leasing margin during the hold period as if the PIF or private investor had owned the equipment since lease inception. Consequently, the sales price paid to the Company is reduced by any leasing margin the Company retains. As a result, the Company's economic profit attributed to leases it sells is reflected, in part, as leasing margin and, in part, as margin from equipment sale. The longer the hold period is for a particular lease, the greater the amount of the economic profit reflected as leasing margin. Because the Company has been increasing the period of time it holds leases prior to sale, equipment sales margin for transactions during the initial lease term for the three months ended August 31, 1999 has declined and leasing margin has increased.

     The Company defers income related to its servicing obligation on leases it sells. This income is amortized over the life of the lease and is included in "Other Income".

     During the three months ended August 31, 1999, other equipment sales revenue related to equipment leased to two lessees accounted for 68% of total other equipment sales revenue. During the three months ended August 31,1998, other equipment sales revenue related to one lessee accounted for 29% of total other equipment sales revenue.

     Equipment Brokerage Sales
     -------------------------

     NBCO acquires used personal computers, monitors and printers from a variety of sources, including end-users and other lessors. The equipment is sold in quantity to third parties through NBCO's telemarketing and brokerage operations or to consumers through NBCO's retail facilities.

     Revenue from equipment brokerage sales increased during the three months ended August 31, 1999 compared to the same period in 1998 as a result of sales to consumers through NBCO's retail facilities. The Company significantly expanded its retail sales to consumers when NBCO was established in December 1998. Prior to establishing NBCO, equipment brokerage sales generally consisted of quantity sales to third parties.

                                    11 of 21

     ---------------------

     Remarketing of the Portfolio and Related Provision for Losses
     -------------------------------------------------------------

     The Company has successfully realized gains on the remarketing of its portfolio of equipment after the initial lease term for the past seven years. The remarketing of equipment for an amount greater than its book value is reported as part of equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses (which is typically not known until remarketing after the expiration of the initial lease term). As shown in the table above, the realizations from sales exceeded the provision for losses during the three months ended August 31, 1999 even without considering realizations from remarketing activities recorded as leasing margin.

     Remarketing revenue and the related margin (i.e., sales occurring after the initial lease term) are affected by the (i) number and dollar amount of equipment leases that mature in a particular quarter (the average lease term is 3 to 5 years) and (ii) the composition of equipment available for remarketing.

     The Company retained very few lease originations for its own portfolio during the mid-1990's resulting in lower amounts of equipment available for remarketing after lease maturity. Lease originations have increased since that time and the Company has retained more leases for its own portfolio. Consequently, leases maturing subsequent to 1999 are increasing and the Company expects remarketing revenue and margin to increase during fiscal year 2000.

     Residual values are established equal to the estimated values to be received from equipment following termination of the leases. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessees, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of an initial lease term. The nature of the Company's leasing activities is such that it has credit and residual value exposure and in the ordinary course of business, will incur losses arising from these exposures. The Company performs quarterly assessments of its assets to identify other than temporary losses in value. The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses. The provision for losses recorded during the three months ended August 31, 1999 reflects the Company's best estimate of the amount necessary to maintain the allowance for losses at a level which adequately provides for other-than-temporary declines in the value of equipment.

     CATG

     CATG activities consist primarily of the sale of new information technology hardware. In conjunction with the sale of hardware, CATG also sells software and services. Revenue from such sources is not material to total CATG sales.

     Since its acquisition, the Company has invested significant time and capital resources in CATG in order to extend CATG's capabilities beyond its regional market to CAI's national market. The costs associated with this effort primarily include salaries and wages, training, and travel expenses. CATG has not yet realized a material amount of revenue from this effort. Sales revenue and associated sales margin from CATG's traditional local market have increased significantly for the three months ended August 31, 1999. However, costs in excess of revenues from the national effort have increased to a greater extent resulting in a loss of $16,000 for the three months ended August 31, 1999.

                                    12 of 21

     ---------------------

     CATG, continued

     The increase in revenue for the three months ended August 31, 1999 has resulted in an increase in trade receivables of approximately $2.1 million.

     LEASING MARGIN

     Leasing margin consists of the following (in thousands):

                                                           Three Months Ended
                                                                August 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------

     Leasing revenue                                     $ 16,504      $  9,115
     Leasing costs and expenses                           (11,204)       (5,905)
                                                         --------      --------
       Leasing margin                                    $  5,300      $  3,210
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

     Leasing margin may fluctuate based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities and (iii) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes and the majority of leases added to CAI's portfolio have been operating leases).

     OTHER INCOME

     Other income consists of the following (in thousands):

                                                           Three Months Ended
                                                               August 31,
                                                          ---------------------
                                                          1999           1998
                                                          -----         -------
     Fees and distributions from the PIFs                 $ 228         $   541
     Fees from private leasing programs                     311             318
     Other                                                  147             464
                                                          -----         -------
                                                          $ 686         $ 1,323
                                                          =====         =======

     During fiscal 1998, the Company completed the offering of units in its most recent PIF, Capital Preferred Yield Fund-IV, L.P. ("CPYF-IV"). The Company has elected not to organize additional PIFs. As a result, fees and distributions from the PIFs (reported as "Other income") have declined and will continue to decline.



                                    13 of 21

     Operating and Other Expenses

     The aggregate amount of operating and other expenses for CAI without its CATG subsidiary increased approximately $1 million for the three months ended August 31, 1999, compared to the three months ended August 31,1998. The increase reflects costs associated with the start-up of the Company's Name Brand Computer Outlet ("NBCO") subsidiary and expenses associated with making the Company's computer systems Year 2000 compliant.

     Interest Expense, Net

     Interest expense, net consists of the following (in thousands):

                                                           Three Months Ended
                                                                August 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------

     Interest income                                     $  (496)      $   (879)
     Non-recourse interest expense                         2,757          2,148
                                                         -------       --------
         Net non-recourse interest expense                 2,261          1,269
     Recourse interest expense                             1,017          1,028
                                                         -------       --------
         Interest expense, net                           $ 3,278       $  2,297
                                                         =======       ========

     The Company finances leases for its own portfolio primarily with non-recourse debt. Interest income arises when equipment financed with non-recourse debt is sold to investors. As a result, interest income reported in the accompanying Consolidated Statements of Income reflects an amount equal to non-recourse interest expense recognized for leases sold to private investors. Therefore, net non-recourse interest expense on related discounted lease rentals pertains to the Company's owned lease portfolio. Such amount increased due to an increase in the average outstanding balance of related discounted lease rentals related to growth in the Company's owned portfolio. It is anticipated that net non-recourse interest expense on related discounted lease rentals will continue to increase in the future as the Company adds additional leases financed with non-recourse debt to its portfolio through its securitization facility.

     INCOME TAXES

     Income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%, adjusted, for the three months ended August 31, 1998, for a reduction in the valuation allowance for deferred income tax assets to reflect a reduction in uncertainty about the utilization of the AMT credit carryforward in future years as a result of the Company's recurring profitable results of operations. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets.







                                    14 of 21

II.  Liquidity and Capital Resources
     -------------------------------

     The Company's activities are principally funded by proceeds from sales of on-lease equipment (to PIFs or Private Investors), non-recourse debt and securitization proceeds, recourse bank debt, rents, fees and distributions from PIFs and private investors, and sales or re-leases of equipment after the expiration of the initial lease terms. In addition, the Company finances receivables of its CATG subsidiary primarily under an agreement with a specialized finance company. Management believes the Company's ability to generate cash from operations is sufficient to fund operations, as shown in the accompanying Consolidated Statements of Cash Flows.

     As of August 31, 1999, there were no amounts drawn on the Company's $15 million committed non-recourse facility.

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

     Leases that, in the past, would have been originated for sale to the PIF's are now being retained by the Company. This strategy is expected to increase the Company-owned leased portfolio. Increases in the size of the Company's lease portfolio are expected to result in an increase in (a) the Company's revenue and ultimate profitability and (b) the amount of capital needed to fund leasing activities. The Company finances leases for its own portfolio on a long-term basis utilizing the Securitization facility described in Note 2 to Notes to Consolidated Financial Statements. Securitization generally provides financing for 90-95% of the cost of leased equipment. The remaining cost of the equipment (also referred to as "equity capital") is financed utilizing availability under the Company's recourse debt facility and/or cash from operations.

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

     To enable the Company to continue to significantly add leases to its portfolio, it must increase the availability of equity capital. Its present strategy is to sell existing leases in its warehouse portfolio to private investors in order to "free-up" previously invested equity capital. In addition, the Company is evaluating additional sources of capital which will provide the liquidity necessary to continue to add leases to its portfolio, including the sale of Company-owned leases, the sale of retained residuals, a public debt offering and the sale of non-leasing related assets. There can be no assurance that the Company will be successful in selling existing leases to private investors, or in raising additional equity capital.

     The Company's Senior Facility was expanded during fiscal 1999 to approximately $71 million. The terms of the Senior Facility are substantially unchanged and expire on November 26, 2000. See Note 10 to Notes to Consolidated Financial Statements in Form 10-K for a description of the Company's Senior Facility. As of August 31, 1999, the Company was in compliance with the terms of the facility. As of August 31, 1999, the Company had drawn $45.8 million under this facility.

                                    15 of 21

     -------------------------------

     The Company finances receivables and inventory for its CATG subsidiary under an agreement with Deutsche Financial Services that provides for a financing commitment of up to $6 million. At August 31, 1999, accounts receivable, net included $5.2 million of eligible receivables related to the Company's CATG subsidiary which were eligible collateral under the financing agreement. The balance outstanding under the facility was $3.8 million at August 31, 1999. As of August 31, 1999, CATG and the Company were in compliance with the terms of the facility.

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

     Operating and other expenses for the three months ended August 31, 1999 include cost of approximately $200,000 associated with Year 2000 readiness. The Company expects that additional costs of becoming Year 2000 compliant will be incurred through December 1999 and will amount to an additional $100,000 to $200,000.

     Some risks associated with the Year 2000 problem are beyond the Company's ability to control, including the extent to which lessees, suppliers and service providers can address their Year 2000 problems. The Company has received correspondence from substantially all significant lessees, suppliers and service providers representing their expected readiness in regards to the ability to do business after December 31, 1999. The Company cannot estimate, therefore, the impact on it if third parties are not Year 2000 compliant. The failure by a lessee or supplier to adequately address the Year 2000 issue could hurt the lessor or supplier and disrupt the Company's business. The most likely worst case Year 2000 scenario is if one or more lessee's business is disrupted by Year 2000 problems and is

                                    16 of 21

     ---------------

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

IV.  New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Company adopted Statement 133 in the first quarter of 2000.

     The Company's hedging activities are limited to the floating-to-fixed interest rate swap acquired in connection with the Securitization Facility. That hedge is designed to effectively hedge the exposure to interest rate changes. As such, the impact of adoption of SFAS 133 is not material.

V.   "Safe Harbor" Statement Under the Private  Securities Litigation Reform Act
     ---------------------------------------------------------------------------
     of 1995
     -------

     The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Company's business are discussed in detail throughout Item 2 of this report and Parts I and II of the 1999 Form 10-K when and where applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

                                    17 of 21

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

                                    18 of 21

Item 5.  Other Information
         -----------------

On September 1, 1999, the Nasdaq stock market ("NASDAQ") informed the Company that it was not in compliance with the minimum requirements for continued listing of its common stock on the Nasdaq National Market.

By letter dated August 31, 1999, NASDAQ informed the Company that it was not in compliance with the $5 million market value of public float requirement for continued listing of its Common Stock on the NASDAQ National Market (the "MVPF Requirement"). As of September 8, 1999, the total number of shares of Common Stock held by non-affiliates is 1,270,000 (24% of the outstanding shares), having a market value of $3,810,000. The letter states that, unless it regains compliance with the MVPF Requirement by November 30, 1999, the Company's Common Stock will be de- listed at the opening of business on December 3, 1999. The letter goes on to state that the Company may apply for listing on the NASDAQ SmallCap Market if it satisfies the requirements for continued listing thereon. The Company does not believe that it will be able to regain compliance with the MVPF Requirement on or before November 30, 1999. The Company is currently reviewing its alternatives, i.e., submitting an application for listing on the SmallCap Market, listing its Common Stock on the NASDAQ Over-The-Counter Bulletin Board, etc. The Company intends to timely file a Current Report on Form 8-K announcing any change in the listing of its Common Stock.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

(b)  Reports on Form 8-K
     -------------------

     None


                                    19 of 21

Item No.                          Exhibit Index
--------                          -------------


27                Financial Data Schedule



                                    20 of 21

                    CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL ASSOCIATES, INC.
                                          Registrant


Date:  October 15, 1999                   By: /s/Anthony M. DiPaolo
                                              --------------------------
                                              Anthony M. DiPaolo,
                                              Senior Vice-President and
                                              Chief Financial Officer


























                                    21 of 21