Form 10-Q
period 1999-11-30
CAPITAL ASSOCIATES INC
filed 2000-01-20
CIK 804188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 1999

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

The number of shares outstanding of the Registrant's $.008 par value common stock at January 14, 2000 was 5,150,701


                            Exhibit Index - Page 20

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                                        PAGE
PART I.   FINANCIAL INFORMATION                                                        NUMBER

  Item 1.   Financial Statements

            Consolidated Balance Sheets - November 30, 1999 (Unaudited)
            and May 31, 1999                                                              3

            Consolidated Statements of Income - Three and Six Months Ended
            November 30, 1999 and 1998 (Unaudited)                                        4

            Consolidated Statements of Cash Flows - Six Months Ended
            November 30, 1999 and 1998 (Unaudited)                                        5

            Notes to Consolidated Financial Statements                                  6 - 7

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         8 - 17

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    17


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                             18

  Item 5.   Other Information                                                             19

  Item 6.   Exhibits and Reports on Form 8-K                                              19

            Exhibit Index                                                                 20

            Signature                                                                     21

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                       (Unaudited)
                                                       November 30,      May 31,
                                                          1999            1999
                                                       -----------     -----------
Cash and cash equivalents                              $     6,468     $     7,510
Receivables from affiliated limited partnerships               297             744
Accounts receivable, net                                     5,278           3,596
Inventory                                                    2,102           1,397
Residual values and other receivables arising from
 equipment under lease sold to private investors, net        5,078           4,469
Net investment in direct finance leases                     34,950          42,116
Leased equipment, net                                      177,174         150,338
Investments in affiliated limited partnerships               1,742           1,957
Deferred income taxes                                        4,406           3,400
Other assets                                                 4,856           5,236
Discounted lease rentals assigned to lenders
 arising from equipment sale transactions                   13,068          19,773
                                                       -----------     -----------
                                                           255,419         240,536
Net assets of discontinued operations (Note 4)               1,741             883
                                                       -----------     -----------
                                                       $   257,160     $   241,419
                                                       ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                          $    69,407     $    48,141
Accounts payable - equipment purchases                      22,573          26,857
Accounts payable and other liabilities                      16,770          15,167
Discounted lease rentals                                   124,118         125,639
                                                       -----------     -----------
                                                           232,868         215,804
                                                       -----------     -----------

Stockholders' equity:
  Common stock                                                  42              42
  Additional paid-in capital                                16,888          16,829
  Retained earnings                                          7,362           8,771
  Treasury stock                                                 -             (27)
                                                       -----------     -----------
Total stockholders' equity                                  24,292          25,615
                                                       -----------     -----------
                                                       $   257,160     $   241,419
                                                       ===========     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (Dollars in thousands, except earnings per share)

                                                Three Months Ended        Six Months Ended
                                                   November 30,             November 30,
                                              -----------------------   -----------------------
                                                 1999         1998         1999         1998
                                              ----------   ----------   ----------   ----------
Revenue:
 Equipment sales to PIFs                      $    6,457   $    3,316   $   17,230   $   11,344
 Other equipment sales                            23,633       32,903       52,783       74,561
 Leasing                                          17,977        8,534       34,481       17,649
 Interest                                            437          746          933        1,624
 Other                                               796        1,065        1,482        2,388
                                              ----------   ----------   ----------   ----------
Total revenue                                     49,300       46,564      106,909      107,566
                                              ----------   ----------   ----------   ----------

Costs and expenses:
 Equipment sales to PIFs                           6,394        3,230       16,920       11,095
 Other equipment sales                            22,757       31,900       50,617       72,882
 Leasing                                          13,704        5,679       24,908       11,584
 Operating and other expenses                      3,154        2,726        7,222        5,829
 Provision for losses                              1,862           25        1,962           50
Interest:
 Non-recourse debt                                 2,705        2,058        5,462        4,206
 Recourse debt                                     1,110          642        2,026        1,509
                                              ----------   ----------   ----------   ----------
Total costs and expenses                          51,686       46,260      109,117      107,155
                                              ----------   ----------   ----------   ----------

Net income (loss) from continuing
 operations before income taxes                   (2,386)         304       (2,208)         411
Income tax expense (benefit)                        (955)          15         (883)          29
                                              ----------   ----------   ----------   ----------
Net income (loss) from
 continuing operations                            (1,431)         289       (1,325)         382
                                              ----------   ----------   ----------   ----------
Discontinued operations (Note 4):
 Loss from discontinued operations
 (net of income tax benefits)                        (77)        (143)         (86)         (93)
                                              ----------   ----------   ----------   ----------
Net income (loss)                             $   (1,508)  $      146   $   (1,411)  $      289
                                              ==========   ==========   ==========   ==========
Earnings (loss) per common share
 from continuing operations:
 Basic                                        $    (0.27)  $     0.06   $    (0.26)  $     0.07
                                              ==========   ==========   ==========   ==========
 Diluted                                      $    (0.27)  $     0.05   $    (0.26)  $     0.07
                                              ==========   ==========   ==========   ==========

Weighted average number of
 common shares outstanding:
 Basic                                         5,177,000    5,149,000    5,179,000    5,129,000
                                              ==========   ==========   ==========   ==========
 Diluted                                       5,177,000    5,419,000    5,179,000    5,398,000
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

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                                          Six Months Ended
                                                                         -------------------
                                                                             November 30,
                                                                           1999       1998
                                                                         --------   --------
Net cash provided by operating activities                                $ 52,968   $ 42,442
                                                                         --------   --------

Cash flows from investing activities:
 Equipment purchased for leasing, net                                     (81,342)   (41,740)
 Investment in leased office facility and capital expenditures               (658)      (377)
 Net receipts from affiliated public income funds                             215      1,007
                                                                         --------   --------
Net cash used for investing activities                                    (81,785)   (41,110)
                                                                         --------   --------

Cash flows from financing activities:
 Proceeds from securitization                                              21,246     10,527
 Principal payments on securitization                                      (6,446)      (735)
 Proceeds from discounting of lease rentals                                11,780          -
 Principal payments on discounted lease rentals                           (19,380)   (27,133)
 Proceeds from sales of common stock                                           86          3
 Net borrowings on revolving credit facilities                             20,386      1,609
 Net borrowings (payments) on Term Loan                                      (466)       668
                                                                         --------   --------
Net cash (used for) provided by financing activities                       27,206    (15,061)
                                                                         --------   --------

Net decrease in cash and cash equivalents                                  (1,611)   (13,729)
Cash and cash equivalents at beginning of period, including
 amounts from discounted operations                                         7,926     17,684
                                                                         --------   --------
Cash and cash equivalents at end of period, including
 amounts from discounted operations                                      $  6,315   $  3,955
                                                                         ========   ========

Supplemental schedule of cash flow information:
 Recourse interest paid                                                  $  2,248   $  1,851
 Non-recourse interest paid                                                 5,462      4,206
 Income taxes paid                                                            682         57
 Income tax refunds received                                                   20        260
Supplemental schedule of non-cash investing and financing activities:
 Discounted lease rentals assigned to lenders arising from
  equipment sale transactions                                               9,819      6,973
 Assumption of discounted lease rentals in lease acquisitions              10,769          -

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

    The Company had approximately $30 million outstanding under the Senior and Junior Loans and approximately $6 million under the Residual Loan on November 30, 1999.

3.  Recourse Bank Debt
    ------------------

    The Company's senior, secured debt facility (the "Senior Facility") consists of a term loan, a working capital revolving credit loan ("Working Capital Facility") and a warehouse revolving credit loan ("Warehouse Credit Facility"). The lender group consists of the agent bank, First Union National Bank, and participating lenders, BankBoston, N.A., US Bank, Norwest Bank of Colorado, N.A., and European America Bank ("the Lender Group"). The Senior Facility was renewed on December 1998 and expanded to approximately $71 million. The renewal expires November 30, 2000, and may be renewed annually at the Lender's sole discretion.

    The Senior Facility is collateralized by all assets of the Company, except for the assets of CATG which collateralize the revolving credit financing from Deutsche. The Senior Facility contains certain provisions, which limit the Company as to additional indebtedness, sale of assets, liens, guarantees and distributions. Additionally, the Company must maintain certain specified financial ratios. As of November 30, 1999 the Company was not in compliance with the terms of the facility. The Term Loan which matured November 30, 1999 was extended until the last business day of January, 2000. Due to the net loss for the three months ended November 30, 1999, the Company was in default of certain non-payment related covenants and is currently negotiating waivers with the Lender Group. Although management believes waivers will be obtained, there can be no assurance that such waivers will be obtained and that the Company will not continue to be in default under the terms of the Senior Facility.

                  CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS (Unaudited)

4.  Discontinued Operations
    -----------------------

    The Company has invested significant time and capital resources in its subsidiary, Capital Associates Technology Group ("CATG"), in order to extend it's capabilities beyond its regional market to CAI's national market. CATG provides a wide range of information technology services. The costs associated with this effort primarily include salaries and wages, training and travel expenses. CATG has not yet realized a material amount of revenue from this effort. Sales revenue and associated sales margin from CATG's traditional local market have increased for the six months ended November 30, 1999. However, costs in excess of revenues from the national effort have increased to a greater extent resulting in a loss of $144,000 for the six months ended November 30, 1999.

    Effective October 1999, the Company formalized a plan to dispose of its CATG business segment. At that time, the Company engaged an advisory group to proceed with efforts to find a suitable business opportunity acceptable to the Company and its shareholders, whereby CATG may be sold. The Company's consolidated Balance Sheets and Statements of Income reflect the operations of CATG as discontinued for all periods presented. Included in the assets and liabilities of discontinued operations in the Company's consolidated Balance Sheets are the following accounts of CATG:


                                                November 30,   May 31,
                                                   1999         1999
                                               -------------  --------
    Cash (overdraft) and cash equivalents            $  (153)  $   416
    Receivables                                        6,448     4,396
    Inventory                                          1,005     1,181
    Fixed assets                                         392       212
    Goodwill                                              37         -
    Recourse bank debt                                (3,538)   (1,919)
    Accounts payable and accrued liabilities          (2,450)   (3,403)
                                                     -------   -------
    Total assets and liabilities of CATG             $ 1,741   $   883
                                                     =======   =======

    Management believes that the gain recognized upon the ultimate disposition of CATG will not be significant. CATG's revenue for the three and six months ended November 30, 1999 totaled approximately $7.5 million and $17 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.  Results of Operations
    ---------------------

    General Comments

    The Company incurred a consolidated pretax loss of $2.4 million for the quarter ended November 30, 1999, compared to a consolidated pretax income of $304,000 for the same quarter in the prior year. The Company incurred a consolidated pretax loss of $2.2 million for the six months ended November 30, 1999 compared to a pretax income of $411,000 for the same six month period in the prior year. Results for the quarter ended November 30, 1999 primarily reflect: (1) a provision for losses of approximately $1.9 million,
    (2) a reduction in remarketing profits of approximately $400,000 and (3) an increase in recourse interest expense of approximately $200,000.

    Significant factors which may impact the Company's profitability in the future include the amount and cost of capital available to the Company, its success in developing and retaining the field sales force, the ability to increase lease origination levels while achieving profitability targets, the realization of residual values in excess of booked values and the continuing ability of lessees to meet their lease commitments.

    Several factors cause operating results to fluctuate, including (i) the level of fee income obtained from the sale of leases in excess of lease equipment cost, (ii) the seasonality of lease originations, (iii) the volume of leases maturing in a particular period and the resulting gain on remarketing, and (iv) variations in the relative percentages of the Company's leases originated and held which are classified as DFLs or OLs. The Company varies the volume of originated leases held relative to leases sold to private investors when and as the Company determines it would be in its best interest, taking into account cash flow needs, profit opportunities, portfolio concentration, residual risk and its fiduciary duty to originate leases for its PIFs.

    The Company originates leases with the intention of either selling the lease to PIFs or private investors or holding the lease through maturity. Leases originated and held for sale are referred to as "warehouse leases", or "warehouse portfolio". Leases the Company intends to hold to maturity are referred to as "Company-owned leases" or "Company-owned portfolio". The Company generally holds warehouse leases for one to six months before sale to private investors. Leases held to maturity are generally more profitable than leases sold to private investors (i.e., aggregate leasing margin earned over the life of the lease is generally greater than the fee earned from sale to private investors, which includes rents retained in excess of interest expense during the holding period). However, the majority of the Company's leases are ultimately sold to PIFs or private investors (i) because the Company lacks the capital resources to hold to maturity all leases it originates and (ii) in order to achieve profitable results of operations, since revenue from a sale of a lease is recorded in the period of sale while leasing revenue associated with a Company-owned lease is recorded over time based on the underlying lease term. Many sales to private investors are structured to enable the Company to share in some of the additional profit associated with holding a lease to maturity (arising from the remarketing of the lease equipment upon lease maturity). The Company's strategy is to retain an interest in the residual value of leases sold to private investors where it believes additional profit may be available through remarketing upon lease maturity. The Company's retained interest in leases it has sold to private investors is reflected in the accompanying Consolidated Balance Sheets as "Residual value, net, arising from equipment under lease sold to private investors", (also referred to as "retained residuals"). Presented below is a schedule showing new lease originations volume and placement of new lease originations for the six months ended November 30, 1999 and November 30, 1998, respectively (in thousands):

   ---------------------

   General Comments, continued

                                                                                Six Months Ended
                                                                                 November 30,
                                                                              ------------------
                                                                                1999      1998
                                                                              --------  --------
  Placement of lease originations:
  Equipment under lease sold to PIFs                                          $ 10,000  $  5,000
  Equipment under lease sold to private investors                               46,000    68,000
  Leases added to the Company's lease portfolio (a significant portion
     of which will be/were sold during the subsequent fiscal quarters)          50,000    61,000
                                                                              --------  --------
  Total lease origination volume                                              $106,000  $134,000
                                                                              ========  ========

  The Company continues to evaluate additional sources of capital which will provide the liquidity necessary to add leases to its own portfolio. The Company believes this will enable it to originate leases for its own portfolio which have competitive market lease rates and good credit quality. The Company believes that in the present market there are significant opportunities to originate leases having these characteristics. However, the Company's present capital structure (i.e., both cost of capital and amount available) precludes taking full advantage of market opportunities for such leases. Additionally, many such leases have been sold to the PIFs because, as the PIF sponsor, the Company has a fiduciary responsibility to maximize investor returns and does so by blending higher yielding transactions with investment grade credit quality leases having lower lease rates. Consequently, the Company has limited the amount of funds it raises from PIF investors. During fiscal year 1998, the Company completed the offering of units in its most recent PIF, Capital Preferred Yield Fund-IV, L.P. (CPYF-IV). The Company has elected not to organize additional PIFs and future equipment sales to PIFs are expected to comprise a significantly smaller percentage of total placements of new lease originations. Should the Company be successful in identifying and in closing new sources of capital (for which no assurance can be given), it intends to further grow its own lease portfolio.

  Interim Financial Results

  Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories for the Company. These schedules are derived from the Consolidated Statements of Income and have been prepared solely to facilitate the discussion of results from continuing operations that follows (in thousands):


                                   Three Months Ended               Six Months Ended
                                      November 30,                    November 30,
                                  --------------------             -------------------
                                     1999       1998     Change      1999       1998     Change
                                  ----------  --------  ---------  ---------  --------  ---------

  Equipment sales margin            $   939   $ 1,089    $  (150)   $ 2,476   $ 1,928    $   548
  Leasing margin                      4,273     2,855      1,418      9,573     6,065      3,508
  Other income                          796     1,065       (269)     1,482     2,388       (906)
  Operating and other expenses       (3,154)   (2,726)      (428)    (7,222)   (5,829)    (1,393)
  Provision for losses               (1,862)      (25)    (1,837)    (1,962)      (50)    (1,912)
  Interest expense, net              (3,378)   (1,954)    (1,424)    (6,555)   (4,091)    (2,464)
  Income tax (expense) benefit          955       (15)       970        883       (29)       912
                                    -------   -------    -------    -------   -------    -------
  Net income (loss) from
     continuing operations          $(1,431)  $   289    $(1,722)   $(1,325)  $   382    $(1,707)
                                    =======   =======    =======    =======   =======    =======

Generally, originated leases are initially financed utilizing the Company's Warehouse Credit Facility and then sold to private investors, private programs, or to the PIF's. Profits from the sale of leases are reported in the table above as "equipment sales margin." In addition, the Company realizes rental or finance profits from leases held prior to sale (reported as "leasing margin" in the table above) and incurs interest expense on the Warehouse Credit Facility during the period the leases are held.

     ---------------------

  Equipment Sales, continued

  Equipment sales revenue and the related equipment sales margin from continuing operations consists of the following (in thousands):


                                                        Three Months Ended
                                            ------------------------------------------        Increase
                                             November 30, 1999      November 30, 1998        (Decrease)
                                            -------------------    -------------------   ------------------
                                            Revenue     Margin     Revenue    Margin     Revenue    Margin
                                            -------     -------    -------   ---------   --------   -------
Transactions during initial lease term:
 Equipment under lease sold to PIFs         $ 6,457     $    63    $ 3,316   $      86   $  3,141   $   (23)
 Equipment under lease sold to private
   investors                                 21,542         143     32,352         619    (10,810)     (476)
                                            -------     -------    -------   ---------   --------   -------
                                             27,999         206     35,668         705     (7,669)     (499)
                                            -------     -------    -------   ---------   --------   -------
Transactions subsequent to initial lease
   term (remarketing revenue):
 Sales of off-lease equipment                   497         184        260         152        237        32
 Sales-type leases                               65          65          -           -         65        65
 Excess collections (cash collections in
   excess of the associated residual value
   from equipment under lease sold to
   private investors)                            17          17        138         138       (121)     (121)
                                            -------     -------    -------   ---------   --------   -------
                                                579         266        398         290        181       (24)
 Deduct related provision for losses              -      (1,862)         -         (25)         -    (1,837)
                                            -------     -------    -------   ---------   --------   -------
 Realization of value in excess (deficit)
   of provision for losses                      579      (1,596)       398         265        181    (1,861)
 Add back related provision for losses            -       1,862          -          25          -     1,837
                                            -------     -------    -------   ---------   --------   -------
                                                579         266        398         290        181       (24)
                                            -------     -------    -------   ---------   --------   -------
Equipment brokerage sales                     1,512         467        153          94      1,359       373
                                            -------     -------    -------   ---------   --------   -------
Total equipment sales                       $30,090     $   939    $36,219   $   1,089   $ (6,129)  $  (150)
                                            =======     =======    =======   =========   ========   =======

                                                        Six Months Ended
                                            ------------------------------------------        Increase
                                             November 30, 1999      November 30, 1998        (Decrease)
                                            -------------------    -------------------   ------------------
                                            Revenue     Margin     Revenue     Margin    Revenue    Margin
                                            -------     -------    -------     -------   -------    -------
Transactions during initial lease term:
 Equipment under lease sold to PIFs         $17,230     $   310    $11,344     $   250   $ 5,886    $    60
 Equipment under lease sold to private
   investors                                 47,308          98     71,991       1,082   (24,683)      (984)
                                            -------     -------    -------     -------   -------    -------
                                             64,538         408     83,335       1,332   (18,797)      (924)
                                            -------     -------    -------     -------   -------    -------
Transactions subsequent to initial lease
   term (remarketing revenue):
 Sales of off-lease equipment                 3,095       1,184      2,148         262       947        922
 Sales-type leases                              280         280          -           -       280        280
 Excess collections (cash collections in
   excess of the associated residual value
   from equipment under lease sold to
   private investors)                             9           9        235         235      (226)      (226)
                                            -------     -------    -------     -------   -------    -------
                                              3,384       1,473      2,383         497     1,001        976
 Deduct related provision for losses              -      (1,962)         -         (50)        -     (1,912)
                                            -------     -------    -------     -------   -------    -------
 Realization of value in excess of
   provision for losses                       3,384        (489)     2,383         447     1,001       (936)
 Add back related provision for losses            -       1,962          -          50         -      1,912
                                            -------     -------    -------     -------   -------    -------
                                              3,384       1,473      2,383         497     1,001        976
                                            -------     -------    -------     -------   -------    -------
Equipment brokerage sales                     2,091         595        187          99     1,904        496
                                            -------     -------    -------     -------   -------    -------
Total equipment sales                       $70,013     $ 2,476    $85,905      $1,928  $(15,892)   $   548
                                            =======     =======    =======      ======  ========    =======

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

    Equipment Sales to Private Investors
    ------------------------------------

    Equipment sales to private investors decreased for the three and six months ended November 30, 1999 compared to the three and six months ended November 30,1998 by approximately $11 million and $25 million. Equipment sales during the six months ended November 30, 1998 include a one-time portfolio sale of approximately $20 million to a private investor.

    The margin from sales of equipment under lease to private investors reflects the impact of the period of time leases are held by the Company prior to sale (referred to as the "hold period"). During the hold period, the Company records leasing margin. For equipment sold to PIFs or to private investment programs, the sales price of the equipment is adjusted in accordance with the relevant partnership or program agreement to reflect leasing margin during the hold period as if the PIF or private investor had owned the equipment since lease inception. Consequently, the sales price paid to the Company is reduced by any leasing margin the Company retains. As a result, the Company's economic profit attributed to leases it sells is reflected, in part, as leasing margin and, in part, as equipment sale margins. The longer the hold period is for a particular lease, the greater the amount of economic profit is reflected as leasing margin. Because the Company has been increasing the period of time it holds leases prior to sale, equipment sales margin for transactions during the initial lease term for the six months ended November 30, 1999 has declined and leasing margin has increased.

    The Company defers income related to its servicing obligation on leases it sells. This income is amortized over the life of the lease and is included in "Other Income".

    During the three and six months ended November 30, 1999, other equipment sales revenue related to equipment leased to three lessees accounted for 53% and equipment leased to one lessee accounted for 44%, respectively of total other equipment sales revenue. During the three and six months ended November 30, 1998, other equipment sales revenue related to one lessee accounted for 35% and 32%, respectively of total other equipment sales revenue.

    Equipment Brokerage Sales
    -------------------------

    NBCO acquires used personal computers, monitors and printers from a variety of sources, including end-users and other lessors. The equipment is sold in quantity to third parties through NBCO's telemarketing and brokerage operations or to consumers through NBCO's retail facilities.

    Revenue from equipment brokerage sales increased during the three and six months ended November 30, 1999 compared to the same period in 1998 as a result of sales to consumers through NBCO's retail facilities. The Company significantly expanded its retail sales to consumers when NBCO was established in December 1998. Prior to establishing NBCO, equipment brokerage sales generally consisted of quantity sales to third parties.

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

    The Company retained very few lease originations for its own portfolio during the mid-1990's resulting in lower amounts of equipment available for remarketing after lease maturity. Lease originations have increased since that time and the Company has retained leases for its own portfolio.

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

    The provision for losses of approximately $1.9 million recorded during the three and six months ended November 30, 1999 included the following significant items:

    . Approximately $1.1 million to record the Company's loss exposure related to approximately $1.6 million of net book value of equipment leased to a lessee who filed Chapter 11 bankruptcy during January 2000.

    . Approximately $250,000 as a result of the lower of cost or market write-down of personal computer inventory.

    . Approximately $225,000 as a result of various uncollectible property tax, sales tax and accounts receivables.

    . Approximately $175,000 to record the company's additional loss exposure on two lessees who filed Chapter 11 bankruptcy prior to this fiscal year.

    . Approximately $150,000 for other-than-temporary declines in the value of equipment returned to the Company at the end of lease. The Company had previously expected to realize the carrying value of the equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was determined to be significantly less than anticipated.

    ----------------------

   The provision for losses recorded during the three and six months ended November 30, 1998 reflected the amount necessary to maintain the allowance for losses at a level which adequately provided for other-than-temporary declines in the value of equipment.

    Leasing Margin

   Leasing margin consists of the following (in thousands):

                                        Three Months Ended                Six Months Ended
                                           November 30,                      November 30,
                                ------------------------------     ------------------------------
                                    1999             1998               1999            1998
                                ------------     -------------     -------------    -------------

  Leasing revenue               $  17,977         $   8,534         $  34,481         $ 17,649
  Leasing costs and expenses      (13,704)           (5,679)          (24,908)         (11,584)
                                  --------          -------          --------         --------
     Leasing margin             $   4,273         $   2,855         $   9,573         $  6,065
                                  ========          =======          ========         ========

The increase in leasing revenue, leasing costs and expenses and leasing margin is due to the increase in the volume of lease originations warehoused pending sale to private investors. Subject to the Company's ability to obtain additional funding, these revenue and expense amounts are expected to increase further as the Company continues to increase the amount of leases warehoused pending sale.

Leasing margin may fluctuate based upon (i) the mix of direct finance leases and operating leases, (ii) remarketing activities and (iii) the relative age and types of leases in the portfolio (operating leases have a lower leasing margin early in the lease term, increasing as the term passes and the majority of leases added to CAI's portfolio have been operating leases).

Other Income

Other Income consists of the following (in thousands):

                                             Three Months Ended       Six Months Ended
                                                 November 30,           November 30,
                                           ---------------------   ---------------------
                                              1999        1998       1999         1998
                                           ---------   ---------   --------     --------

Fees and distributions from the PIFs       $   228     $   683     $    434      $ 1,224
Management fees from private programs          250         294          628          612
Other                                          318          88          420          552
                                           -------     -------     --------     --------
                                           $   796     $ 1,065     $  1,482     $  2,388
                                           =======     =======     ========     ========

During fiscal 1998, the Company completed the offering of units in its most recent PIF, Capital Preferred Yield Fund-IV, L.P. ("CPYF-IV"). The Company has elected not to organize additional PIFs. As a result, fees and distributions from the PIFs (reported as "Other Income") have declined and will continue to decline.

    ----------------------

Operating and Other Expenses

    The aggregate amount of operating and other expenses for the Company increased approximately $.5 million and $1.4 million, respectively, for the three and six months ended November 30, 1999, compared to the three and six months ended November 30, 1998. The increase reflects costs associated with the start-up of the Company's Name Brand Computer Outlet ("NBCO") subsidiary and expenses associated with making the Company's computer systems Year 2000 compliant.

    Interest Expense, Net

    Interest expense, net consists of the following:

                                            Three Months Ended             Six Months Ended
                                               November 30,                  November 30,
                                       --------------------------    --------------------------
                                          1999            1998          1999            1998
                                       ----------      ----------    ----------      ----------

  Interest income                       $  (437)        $  (746)       $ (933)          $(1,624)
  Non-recourse interest expense           2,705           2,058         5,462             4,206
                                        -------         -------        ------           -------
    Net non-recourse interest expense     2,268           1,312         4,529             2,582
  Recourse interest expense               1,110             642         2,026             1,509
                                        -------         -------       -------          --------
    Interest expense, net               $ 3,378          $1,954        $6,555           $ 4,091
                                        =======         =======       =======          ========

The Company finances leases for its own portfolio primarily with non-recourse debt. Interest income arises when equipment financed with non-recourse debt is sold to investors. As a result, interest income reported in the accompanying Consolidated Statements of Income reflects an amount equal to non-recourse interest expense recognized for leases sold to private investors. Therefore, net non-recourse interest expense on related discounted lease rentals pertains to the Company's owned lease portfolio. Net non-recourse interest expense increased due to an increase in the average outstanding balance of related discounted lease rentals related to growth in the Company's owned portfolio. It is anticipated that net non-recourse interest expense will continue to increase in the future as the Company adds additional leases financed with non-recourse debt to its portfolio through its securitization facility. The increase in recourse interest expense for the three and six months ended November 30, 1999 compared to the same periods in the prior year reflects the Company's increased leasing activity, which results in an increased amount of debt to fund equipment purchases.

Income Taxes

Income tax expense (benefit) is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%, adjusted in prior fiscal periods for a reduction in the valuation allowance for deferred income tax assets to reflect a reduction in uncertainty about the utilization of the AMT credit carryforward in future years as a result of the Company's recurring profitable results of operations. (See
Note 12 to Notes to Consolidated Financial Statements in the 1999 Form 10-K). The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining net deferred tax assets. Specifically, the Company has recognized a deferred tax benefit for the net loss during the quarter. While the Company believes that sufficient taxable income will be generated in the future to realize the benefit of these losses, the ultimate realization of such benefit is dependent upon future profitable operations in fiscal 2000 and subsequent years.

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

Effective October 1999, the Company formalized a plan to dispose of its CATG business segment. At that time, the Company engaged an advisory group to proceed with efforts to find a suitable business opportunity acceptable to the Company and its shareholders, whereby CATG may be sold.

As of November 30, 1999, there were no amounts drawn on the Company's $15 million committed non-recourse facility.

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

Leases that, in the past, would have been originated for sale to the PIF's have been retained by the Company or sold to private investors. This strategy increased the Company-owned leased portfolio. The Company finances leases for its own portfolio on a long-term basis utilizing the Securitization facility described in Note 2 to Notes to Consolidated Financial Statements. Securitization generally provides financing for 90-95% of the cost of leased equipment. The remaining cost of the equipment (also referred to as "equity capital") is financed utilizing availability under the Company's recourse debt facility and/or cash from operations.

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

The Company's present strategy is to sell existing leases in its warehouse portfolio to private investors in order to "free-up" previously invested equity capital. The Company also plans to sell a greater portion of leases to private investors to minimize future equity requirements. In addition, the Company is evaluating additional sources of capital which will provide current liquidity, including the sale of Company-owned leases, the sale of retained residuals, a public debt offering and the sale of non-leasing related assets and/or portfolio joint ventures or other strategic partnerships. There can be no assurance that the Company will be successful in selling existing leases to private investors, or in raising additional equity capital.

The Company's Senior Facility was expanded during fiscal 1999 to approximately $71 million. The terms of the Senior Facility are substantially unchanged and expire on November 26, 2000. See Note 10 to Notes to Consolidated Financial Statements in the 1999 Form 10-K for a description of the Company's Senior Facility. As of November 30, 1999, the Company was not in compliance with the
terms of the facility.   The Term Loan which matured November 30, 1999 was
extended until the last business day of January, 2000.   Due to the

     -------------------------------

net loss for the three months ended November 30, 1999, the Company was in default of certain non-payment related covenants and is currently negotiating waivers with the Lender Group providing the Senior Debt Facility. Although management believes waivers will be obtained, there can be no assurance that such waivers will be obtained and that the Company will not continue to be in default under the terms of the Senior Facility. If the Company is not successful in reaching an agreement with the Lender Group, it will need to raise additional financing. This financing could include but is not limited to finding new financing sources, selling leased assets, raising additional equity and/or realizing expense reductions. If the Company is successful in obtaining additional financing there can be no assurance that such financing would be on similar terms that exist now.

As of November 30, 1999, the Company had drawn $59.6 million under this facility.

Inflation has not had a significant impact upon the operations of the Company.

III. Year 2000 Issue
     ---------------

The Company has conducted a comprehensive review of its internal information technology ("IT") systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. As of January 1, 2000 all systems rolled over to the year 2000 without significant problems. The Company anticipates that minor program problems may occur as programs are run but does not anticipate any program problems that will have a significant effect on the Company's business.

Operating and other expenses for the three and six months ended November 30, 1999 include cost of approximately $100,000 and $300,000, respectively, associated with Year 2000 readiness. The Company incurred additional costs of approximately $100,000 for Year 2000 compliance through December 1999.

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

The failure by a lessee or supplier to adequately address the Year 2000 issue could hurt the lessor or supplier and disrupt the Company's business. The most likely worst case Year 2000 scenario is if one or more lessee's business is disrupted by Year 2000 problems and is unable to remit lease payments on a timely basis. Such a situation could negatively impact the Company's cash flow and liquidity for a period of time. However, because substantially all of the Company's leases are with lessees of substantial credit-worthiness, it is expected that such a disruption would be temporary, and therefore not have a material impact on the Company's financial position or results of operations. There has been no indication that any major lessee has encountered payment problems as a result of Y2K issues.

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

                                    PART II

                               OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

The Company is involved in the following legal proceedings:

a.   Bank One Texas, N.A. v. Capital Associates International, Inc. and Capital
     --------------------------------------------------------------------------
     Associates, Inc., United States District Court for the Northern District of
     ---------------------------------------------------------------------------
     Texas, Dallas Division, Civil Action No. 3-99CV0697-G
     -----------------------------------------------------

     See the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999, for a detailed discussion of the status of this litigation through September 30, 1999.

     In October 1999, Bank One filed an amendment to its original complaint. In mid-October, the Company filed its answer to Bank One's first amended complaint and, in late October, filed a motion for summary judgment on all of Bank One's claims. Due to scheduling conflicts on their part, Bank One's counsel has asked for several extensions of time, the most recent being through February 15, 2000, to reply to the Company's pleadings. There have been no other developments with respect to this litigation since September 30, 1999.

     The Company intends to continue to (1) defend vigorously the claims asserted against it by Bank One and (2) assert vigorously all counterclaims it may have against Bank One. While the Company believes that it has strong defenses to Bank One' claims, if Bank One substantially prevails on its claims, that could have a material adverse effect on the Company.

b. The Company is involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings, or the matter noted above, will have a material adverse effect on the financial condition or operations of the Company.

Item 5.  Other Information
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits
     --------

(b) Reports on Form 8-K
    -------------------

    On December 1, 1999 the Company issued a report on Form 8-K announcing that as of the opening of business on December 2, 1999, the Company's common stock ceased trading on the NASDAQ National Market, because of the decline in the number and market value of the shares of common stock held by stockholders other than directors, executive officers and 10%-or-greater stockholders, and immediately started trading on the Over The Counter Bulletin Board ("OTCBB"). The company retained its trading symbol "CAII" on the OTCBB.

Item No.                         Exhibit Index
--------                         -------------

27        Financial Data Schedule

                   CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL ASSOCIATES, INC.
                              Registrant


Date:  January 20, 2000       By:/s/Michael J. Schuh
                                 --------------------------------------
                              Michael J. Schuh
                              Senior Vice President and
                              Chief Operations Officer