Form 10-Q
period 2000-02-29
CAPITAL ASSOCIATES INC
filed 2000-05-22
CIK 804188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 29, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X          No _____
                                           -----

The number of shares outstanding of the Registrant's $.008 par value common stock at May 18, 2000, was 5,220,951.



                            Exhibit Index - Page 22


                                    1 of 23

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                            NUMBER

  Item 1.  Financial Statements

            Consolidated Balance Sheets - February 29, 2000 (Unaudited)
               and May 31, 1999                                             3

            Consolidated Statements of Income - Three and Nine Months
               Ended February 29, 2000 and February 28, 1999 (Unaudited)    4

            Consolidated Statements of Cash Flows - Nine Months Ended
               February 29, 2000 and February 28, 1999 (Unaudited)          5

            Notes to Consolidated Financial Statements                    6 - 8

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9 - 20


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                21

  Item 2.  Changes in Securities and Use of Proceeds

  Item 3.  Defaults upon Senior Securities

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                 22

               Exhibit Index                                                22

               Signature                                                    23


                                    2 of 23

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                              (Unaudited)
                                                             February 29,        May 31,
                                                                 2000             1999
                                                             ------------       --------
Cash and cash equivalents                                     $  8,100          $  7,510
Receivables from affiliated limited partnerships                   543               744
Accounts receivable, net                                         6,812             3,596
Inventory                                                        2,135             1,397
Residual values and other receivables arising from
  equipment under lease sold to private investors, net           5,199             4,469
Net investment in direct finance leases                         34,457            42,116
Leased equipment, net                                          135,702           150,338
Investments in affiliated limited partnerships                   1,639             1,957
Deferred income taxes                                              754             3,400
Other assets                                                     4,083             5,236
Discounted lease rentals assigned to lenders
  arising from equipment sale transactions                      12,896            19,773
                                                              --------          --------
                                                               212,320           240,536
Net assets of discontinued operations (Note 3)                   1,044               883
                                                              --------          --------
                                                              $213,364          $241,419
                                                              ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Recourse debt                                                 $ 73,917          $ 48,141
Accounts payable - equipment purchases                             662            26,857
Accounts payable and other liabilities                          19,424            15,167
Discounted lease rentals                                       105,946           125,639
                                                              --------          --------
                                                               199,949           215,804
                                                              --------          --------
Stockholders' equity:
  Common stock                                                      42                42
  Additional paid-in capital                                    16,888            16,829
  Retained earnings (deficit)                                   (3,515)            8,771
  Treasury stock                                                     -               (27)
                                                              --------          --------
Total stockholders' equity                                      13,415            25,615
                                                              --------          --------
                                                              $213,364          $241,419
                                                              ========          ========

                  The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 23

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
               (Dollars in thousands, except earnings per share)

                                                  Three Months Ended        Nine Months Ended
                                                     February 29,             February 29,
                                               ------------------------  -----------------------
Revenue:                                          2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
 Equipment sales to PIFs                       $   11,793   $    5,669   $   29,023   $   17,013
 Other equipment sales                             27,592       33,056       80,375      107,617
 Leasing                                           10,918       11,008       45,399       28,657
 Interest                                             380          391        1,313        2,015
 Other                                                524        1,415        2,006        3,803
                                               ----------   ----------   ----------   ----------
Total revenue                                      51,207       51,539      158,116      159,105
                                               ----------   ----------   ----------   ----------

Costs and expenses:
 Equipment sales to PIFs                           11,657        5,521       28,578       16,616
 Other equipment sales                             27,872       32,168       78,489      105,050
 Leasing                                            7,505        7,520       32,413       19,104
 Operating and other expenses                       4,828        2,989       12,058        8,816
 Provision for losses                               2,617           83        4,579          133
Interest:
 Non-recourse debt                                  2,296        1,814        7,758        6,014
 Recourse debt                                      1,478          856        3,503        2,661
                                               ----------   ----------   ----------   ----------
Total costs and expenses                           58,253       50,951      167,378      158,394
                                               ----------   ----------   ----------   ----------

Net income (loss) from continuing
 operations before income taxes                    (7,046)         588       (9,262)         711
Income tax expense                                  3,538          188        2,646          217
                                               ----------   ----------   ----------   ----------
Net income (loss) from
 continuing operations                            (10,584)         400      (11,908)         494
Discounted operations (Note 3):
 Income (loss) from discontinued operations
 (Net of income tax benefits)                        (293)         (25)        (378)         170
                                               ----------   ----------   ----------   ----------
Net income (loss)                              $  (10,877)  $      375   $  (12,286)  $      664
                                               ==========   ==========   ==========   ==========

Earnings (loss) per common share
 from continuing operations:
 Basic                                         $    (2.02)  $     0.08   $    (2.29)  $     0.10
                                               ==========   ==========   ==========   ==========
 Diluted                                       $    (2.02)  $     0.08   $    (2.29)  $     0.09
                                               ==========   ==========   ==========   ==========

Earnings (loss) per common share
 Basic                                         $    (2.08)  $     0.07   $    (2.36)  $     0.13
                                               ==========   ==========   ==========   ==========
 Diluted                                       $    (2.08)  $     0.07   $    (2.36)  $     0.12
                                               ==========   ==========   ==========   ==========

Weighted average number of
 common shares outstanding:
 Basic                                          5,232,000    5,211,000    5,202,000    5,151,000
                                               ==========   ==========   ==========   ==========
 Diluted                                        5,232,000    5,462,000    5,202,000    5,402,000
                                               ==========   ==========   ==========   ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                    4 of 23

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                         Nine Months Ended February 29,
                                                                         ------------------------------
                                                                           2000                  1999
                                                                         --------              --------
Net cash provided by operating activities                                $ 64,281              $ 59,613
                                                                         --------              --------

Cash flows from investing activities:
 Equipment purchased for leasing, net                                     (81,312)              (81,626)
 Investment in leased office facility and capital expenditures               (779)                 (440)
 Net receipts from affiliated public income funds                             317                 1,206
                                                                         --------              --------
Net cash used for investing activities                                    (81,774)              (80,860)
                                                                         --------              --------

Cash flows from financing activities:
 Proceeds from securitization                                              21,246                17,068
 Principal payments on securitization                                     (10,007)               (1,815)
 Proceeds from discounting of lease rentals                                12,545                25,958
 Principal payments on discounted lease rentals                           (29,672)              (36,238)
 Proceeds from issuance of common stock                                        86                    25
 Net borrowings on revolving credit facilities                             24,255                 2,575
 Net payments on Term Loan                                                   (614)                  (15)
                                                                         --------              --------
Net cash (used for) provided by financing activities                       17,839                 7,558
                                                                         --------              --------

Net increase (decrease) in cash and cash equivalents                          346               (13,689)
Cash and cash equivalents at beginning of period, including
 amounts from discontinued operations                                       7,926                17,684
                                                                         --------              --------
Cash and cash equivalents at end of period, including
 amounts from discontinued operations                                    $  8,272              $  3,995
                                                                         ========              ========

Supplemental schedule of cash flow information:
 Recourse interest paid                                                  $  3,858              $  2,740
 Interest cost capitalized                                                      -                   160
 Non-recourse interest paid                                                 7,758                 6,014
 Income taxes paid                                                            734                    57
 Income tax refunds received                                                  250                   260
Supplemental schedule of non-cash investing and financing activities:
 Discounted lease rentals assigned to lenders arising from
  equipment sale transactions                                              19,731                 7,742
 Assumption of discounted lease rentals in lease acquisitions              14,938                23,336



                  The accompanying notes are an integral part of these consolidated financial statements.


                                    5 of 23

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation
    ---------------------

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the consolidated financial statements of Capital Associates, Inc. (the "Company"), and the related notes, included within the Company's Annual Report on Form 10-K (the "1999 Form 10-K") for the fiscal year ended May 31, 1999 ("FY 1999"), previously filed with the Securities and Exchange Commission (the "SEC").

    The balance sheet at May 31, 1999 was derived from the audited financial statements included in the Company's 1999 Form 10-K.

2.  Debt Financing
    --------------

    Due to losses in the quarters ending November 30, 1999 ("Q-2") and February 29, 2000 ("Q-3"), the Company was, and continues to be, in default of certain financial covenants with respect to its Securitization Facility (as defined below) and Senior Facility (as defined below) (collectively, its "Senior Loans").

    The Securitization Facility consists of (i) a senior loan, with a maximum principal amount of $50,000,000, (ii) a junior loan, with a maximum principal amount of $5,000,000, and (iii) a residual loan, with a maximum principal amount of $10,000,000. The securitization lender is Key Global (the "Securitization Lender"). As of February 29, 2000, the Company had outstanding (a) $25.9 million under its senior loan and junior loan and (b) $5.6 million under its residual loan.

    The Company's senior secured debt facility (the "Senior Facility") consists of (i) a term loan ("Term Facility"), (ii) a working capital revolving credit loan ("Working Capital Facility") and (iii) a warehouse revolving credit loan ("Warehouse Facility"). The lender group consists of the agent bank, First Union National Bank, and participating lenders, BankBoston, N.A., US Bank, Norwest Bank of Colorado, N.A., and European America Bank (the "Lender Group" and, along with the Securitization Lender, the "Senior Lenders"). As of February 29, 2000, the Company had outstanding $67 million under its Senior Facility, consisting of (a) $2.0 million under its Term Loan, (b) $5.4 million under its Working Capital Facility and (c) $59.6 million under its Warehouse Facility.

    The Senior Facility is collateralized by all assets of the Company. The Senior Facility contains certain provisions, which limit the Company's ability to incur additional indebtedness, sell assets, incur or suffer to exist liens, enter into guarantees and make distributions.

                                    6 of 23

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    As discussed above, the Company is in default under its Senior Loans. The Company is negotiating with its Senior Lenders (and certain Investors, as defined below) to obtain the terms and conditions of a forbearance agreement with respect to such defaults. See Note 4 "Recent Developments" below. In the absence of a forbearance agreement, all advances to the Company are at the discretion of the Senior Lenders. No assurances can be made that any further advances will be made under the Senior Loans or, absent a forbearance agreement, that the Senior Lenders will not exercise the rights and remedies available to them as a result of such defaults.

3.  Discontinued Operations
    -----------------------

    Capital Associates Technology Group, a subsidiary of the Company ("CATG") reported a net loss of $378,000 for the nine months ended February 29, 2000. In October 1999, the Company formalized a plan to dispose of CATG and engaged an advisory group to proceed with efforts to find a qualified buyer for CATG. The Company's consolidated Balance Sheets and Statements of Income reflect the operations of CATG as discontinued for all periods presented. Included in the assets and liabilities of discontinued operations in the Company's consolidated Balance Sheets are the following accounts of CATG:

                                                   February 29,   May 31,
                                                       2000        1999
                                                   ------------   -------
    Cash and cash equivalents                        $   172      $   416
    Receivables                                        4,557        4,396
    Inventory                                          1,201        1,181
    Fixed assets                                         359          212
    Recourse bank debt                                (1,986)      (1,919)
    Accounts payable and accrued liabilities          (3,259)      (3,403)
                                                     -------      -------
    Total assets and liabilities of CATG             $ 1,044      $   883
                                                     =======      =======

    In the fourth quarter of 2000 ("Q-4"), management signed a letter of intent for the sale of CATG. Management believes that the gain recognized upon the ultimate disposition of CATG will not be significant. CATG's revenue for the three and nine months ended February 29, 2000 totaled approximately $7 million and $24 million, respectively.

4.  Recent Developments
    -------------------

    According to its own records, as of February 29, 2000, Capital Associates International, Inc., a subsidiary of the Company ("CAII"), owed various investors in the Company's lease programs (the "Investors") approximately $5.3 million, consisting of (a) $1.8 million owed to the Company's own public income funds (the "PIFs"), (b) $1.7 million owed to the Islamic Funds and (c) $1.8 million owed to other investors. As of April 30, 2000, the amounts owed to investors is approximately $3.4 million. The amounts owed to Investors consist of rents, sales and other remarketing proceeds and other amounts (collectively, "Prior Rents") relating to equipment and leases owned by Investors and collected by CAII on their behalf during periods prior to February 1, 2000, pursuant to contractual arrangements between the Company and such Investors (the "Investor Agreements"). CAII does not have the funds at this time to repay all of the Prior Rents. The Company is in negotiations with the Investors and the Senior Lenders to develop a plan (the "Restructuring Plan") (a) for repayment of the Prior Rents and the Senior


                                    7 of 23

                   CAPITAL ASSOCIATES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    Loans, (b) to cure the existing defaults under the Senior Loans and Investor Agreements and (c) to obtain the Senior Lenders' and the Investors' agreement to forbear from acting on such defaults while the parties are negotiating and documenting the definitive plan documents. Pending the development of such Restructuring Plan, several Investors are withholding fees and other amounts due to CAII and offsetting the withheld amounts against the Prior Rents due to them. Because repayment of the Prior Rents is entirely dependent on the Company's ability to generate proceeds from operations after repayment of debt service, there can be no assurance that the Company will, in fact, be able to repay all of the Prior Rents owed to Investors. Moreover, because repayment of the Senior Loans is dependent on the Company's ability to realize at least the net book value of its lease portfolio, there can be no assurance that the Company will be able to sell such portfolios or otherwise collect proceeds therefrom in an amount sufficient to repay all amounts due under the Senior Loans.


                                    8 of 23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

I.  Results of Operations
    ---------------------

    Recent Update
    -------------

    The current sources of funding for the Company's lease transactions are (i) its $61.2 million Warehouse Facility, (ii) its $6.9 million Working Capital Facility, (iii) permanent non-recourse financing, including securitization of receivables, (iv) sales of equipment under lease to third parties or to the Company's lease investment programs and public income funds (the "PIFs"), (v) management fees from the PIFs and other lease investment programs and (vi) the Company's internally generated cash flow ("Financing Sources").

    In FY 1999, the Company discontinued sales of units of limited partnership interest in its PIFs. Consequently, the PIFs, which historically had provided the Company with a significant source of funding for lease transactions and fee income, are no longer a material source of lease funding for the Company.

    To date, in FY 2000 (which ends on May 31, 2000), the Company has acquired equipment for its own portfolio and for resale to third parties utilizing all of the above referenced Financing Sources. These acquisitions required a substantial amount of equity (i.e., the difference between equipment cost and funding), which the Company funded out of its internally generated cash flow. In addition to the equity required for such acquisitions, the Company also continued to fund from its own internal cash flow (a) the operating losses and capital costs of two of its operating affiliates, Capital Associates Technology Group ("CATG") and Name Brand Computer Outlet ("NBCO"), and (b) the expenses associated with the conversion of its lease accounting system and its Y2K compliance program.

    Because of these significant cash requirements, the Company experienced a liquidity problem in the quarter ended February 29, 2000 ("Q-3"), and the Company was unable to make certain payments due to certain of its Investors (as defined below). Additionally, due to the loss in the quarter ended November 30, 1999 ("Q-2"), the Company was in default of certain financial covenants in its Securitization Facility and Senior Facility (the "Senior Loans").

    The Company's Securitization Facility consists of (i) a senior loan, with a maximum principal amount of $50,000,000, (ii) a junior loan, with a maximum principal amount of $5,000,000 and (iii) a residual loan, with a maximum principal amount of $10,000,000. The securitization lender is Key Global (the "Securitization Lender"). As of February 29, 2000, the Company had outstanding (a) $25.9 million under its senior and junior loans and (b) $5.6 million under its residual loan.

    The Company's senior, secured debt facility (the "Senior Facility") consists of (i) a term loan ("Term Facility"), (ii) a working capital revolving credit loan ("Working Capital Facility") and (iii) a warehouse revolving credit loan ("Warehouse Facility"). The lender group consists of the agent bank, First Union National Bank, and participating lenders, BankBoston, N.A., US Bank, Norwest Bank of Colorado, N.A., and European America Bank (the "Lender Group" and, along with the Securitization Lender, the "Senior Lenders"). As of February 29, 2000, the Company had outstanding $67 million under its Senior Facility, consisting of (a) $2.0 million under its Term Loan, (b) $5.4 million under its Working Capital Facility and (c) $59.6 million under its Warehouse Facility.

                                    9 of 23

    According to its own records, as of February 29, 2000, Capital Associates International, Inc., a subsidiary of the Company ("CAII"), owed various investors in the Company's lease programs (the "Investors") approximately $5.3 million, consisting of (a) $1.8 million owed to the Company's own public income funds (the "PIFs"), (b) $1.7 million owed to the Islamic Funds and (c) $1.8 million owed to other investors. As of April 30, 2000, the amounts owed to Investors is approximately $3.4 million. The amounts owed to Investors consist of rents, sales and other remarketing proceeds and other amounts (collectively, "Prior Rents") relating to equipment and leases owned by Investors and collected by CAII on their behalf during periods prior to February 1, 2000, pursuant to contractual arrangements between the Company and such Investors (the "Investor Agreements").

    The Company began meeting with its Senior Lenders and Investors to discuss its liquidity issues in December 1999. In January 2000, the Company created a special committee of the Board of Directors (the "Board"), consisting of William Buckland, Gary Jacobs and James Walker, to deal specifically with these issues and to interface with the Senior Lenders and Investors on an ongoing basis.

    In response to these issues, the Company has taken (or is in the process of taking) the following actions:

       - began selling leases/equipment financed under its Warehouse Facility to reduce interest expense and bank debt. Subsequent to Q-3, the Company has signed an agreement to sell approximately $25 million of leases of which the Company has closed sales of $6.1 million of such equipment leases. During Q-3, the Company established a reserve of $1.9 million for the portfolio sale;

       - began selling all committed lease originations to private investors (rather than retaining any for the Company's own portfolio) to maximize current cash flow;

       - terminated its lease originations activities;

       - reduced its work force, including its lease originations force, in order to reduce costs :

         - on May 31, 1999, the Company had 195 full time employees

         - as of April 30, 2000, the Company had 146 full time employees

       - refocused the workforce on maximizing the realization of booked residuals and on improving operational processes, including collection of accounts receivable;

       - began efforts to reduce costs at CATG in connection with increased efforts to sell the subsidiary. Subsequently, the Company signed a letter of intent for the sale of CATG in the fourth quarter of 2000;

       - began exploring the possible sale of its general partner and Class B Limited Partners interests in the PIFs;

       - retained a special consultant to assist senior management and the Board in putting together a new cash flow projection and business plan for FY 2000 and FY 2001 and reconciling Investor Prior Rent amounts;


                                    10 of 23

      - began exploring the possibility of outsourcing the Company's lease portfolio servicing duties and responsibilities for its own portfolios and the investors portfolios;

      - began reviewing its operating and capital budgets for all operations including NBCO, for the purposes of further reducing operating costs. In an effort to reduce operating costs at NBCO, the Company closed the NBCO warehouse located in Colorado and centralized these operations within the Ohio facility; and

      - adopted certain employee retention programs.

    The Company does not have the funds at this time to repay all of the Prior Rents and amounts owed under the Senior Loans. The Company is in negotiations with the Investors and its Senior Lenders to develop a plan (the "Restructuring Plan") (a) for repayment of the Prior Rents and the Senior Loans, (b) to cure the existing defaults under the Senior Loans and Investor Agreements and (c) to obtain the Senior Lenders' and the Investors' agreement to forbear from acting on such defaults while the parties are negotiating and documenting the definitive Restructuring Plan documents. Pending the development of such Restructuring Plan, several Investors are withholding fees and other amounts due to CAII and offsetting the withheld amounts against the Prior Rents due to them. Because repayment of the Prior Rents is entirely dependent on the Company's ability to generate proceeds from operations after repayment of debt service, there can be no assurance that the Company will, in fact, be able to repay all of the Prior Rents owed to Investors. Moreover, because repayment of the Senior Loans is dependent on the Company's ability to realize at least the net book value of its lease portfolio, there can be no assurance that the Company will be able to sell such portfolios or otherwise collect proceeds therefrom in an amount sufficient to repay all amounts due under the Senior Loans.

    In the event the Company is unsuccessful in addressing the operational and financial issues discussed above and/or is unsuccessful in negotiating an acceptable Restructuring Plan with its Investors and/or Senior Lenders, it may be necessary to downsize the Company further to run off its existing portfolio, attempt to sell the Company or all or substantially all of its assets, or file for protection under the Federal Bankruptcy laws. The Company may not be able to realize the book value of its assets in the event of a liquidation or "fire" sale of assets. Morever, as the size of the Company's workforce declines and coupled with the termination of its lease originations activities, there is a risk that in the near future it may become uneconomic for the Company to continue to incur the overhead costs associated with the management and servicing of its, and the Investors', lease portfolios. As a result the Company may consider outsourcing its lease portfolio management duties to an unrelated third party.

    General Comments
    ----------------

    The Company incurred a consolidated net loss of ($10.9 million) for the quarter ended February 29, 2000, compared to consolidated net income of $375,000 for the same quarter in the prior year. The Company incurred a consolidated net loss of ($12.3 million) for the nine months ended February 29, 2000, compared to consolidated net income of $664,000 for the same nine month period in the prior year. Results for the quarter ended February 29, 2000 reflect: (1) a provision for losses of $2.6 million primarily related to the future sale of a $25 million portfolio of leased assets, (2) a reduction of $900,000 in margin on sale of equipment to private investors,
    (3) an increase in interest expense of approximately $1.1 million, (4) an increase in operating and other expenses of $1.8 million, (5) a decrease in other income of $900,000, and (6) an increase in the valuation allowance for deferred tax assets of approximately $3.4 million.

    As discussed, significant factors which may impact the Company's profitability, as well as

                                    11 of 23
    viability, in the future include the successful negotiation of a Restructuring Plan with the Investors and Senior Lenders, the improvement in liquidity through expense reduction and asset sales, the realization of residual values in excess of booked values, the collection of the accounts receivable backlog and the continuing ability of lessees to meet their lease commitments.

    Several factors cause operating results to fluctuate, including (i) the level of fee income obtained from the sale of leases in excess of lease equipment cost, (ii) the seasonality of lease originations, (iii) the volume of leases maturing in a particular period and the resulting gain on remarketing, (iv) variations in the relative percentages of the Company's leases originated and held which are classified as DFLs or Ols, and (v) the impact of rising interest rates on the Company's own portfolio that is not permanently funded with fixed rate financing. The Company has in the past varied the volume of originated leases held relative to leases sold to private investors when and as the Company determines it would be in its best interest, taking into account cash flow needs, profit opportunities, portfolio concentration, residual risk and its fiduciary duty to originate leases for its PIFs.

    In the past, the Company has originated leases with the intention of either selling the lease to the PIFs or private investors or holding the lease through maturity. Leases originated and held for sale are referred to as "warehouse leases", or "warehouse portfolio". Leases the Company intends to hold to maturity are referred to as "Company-owned leases" or "Company-owned portfolio". The Company generally holds warehouse leases for one to six months before sale to private investors. Leases held to maturity are generally more profitable than leases sold to private investors (i.e., aggregate leasing margin earned over the life of the lease is generally greater than the fee earned from sale to private investors, which includes rents retained in excess of interest expense during the holding period). However, due to the unavailability of debt financing due to a number of market and Company-specific factors, all current lease originations are being sold to private investors.

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

                                    12 of 23

Interim Financial Results
-------------------------

Presented below are schedules showing condensed income statement categories and analyses of changes in those condensed categories for the Company. This schedule is derived from the Consolidated Statements of Income prepared solely to facilitate the discussion of results of operations that follows (in thousands):

                                  Three Months Ended                 Nine Months Ended
                                      February 29,                      February 29,
 CAI Consolidated                 -------------------                -----------------
    (without CATG)                    2000      1999     Change        2000      1999      Change
-------------------                -------    ------    -------      ------    ------     -------
  Equipment sales margin          $   (144)  $ 1,036   $ (1,180)   $  2,331   $ 2,964    $   (633)
  Leasing margin                     3,413     3,488        (75)     12,986     9,553       3,433
  Other income                         524     1,415       (891)      2,006     3,803      (1,797)
  Operating and other expenses      (4,828)   (2,989)    (1,839)    (12,058)   (8,816)     (3,242)
  Provision for losses              (2,617)      (83)    (2,534)     (4,579)     (133)     (4,446)
  Interest expense, net             (3,394)   (2,279)    (1,115)     (9,948)   (6,660)     (3,288)
  Income tax (expense) benefit      (3,538)     (188)    (3,350)     (2,646)     (217)     (2,429)
                                  --------   -------   --------    --------   -------    --------
    Net income (loss) from
     continuing operations        $(10,584)  $   400   $(10,984)   $(11,908)  $   494    $(12,402)
                                  ========   =======   ========    ========   =======    ========

  Lease Originations
  ------------------

  Generally, originated leases are initially financed utilizing the Company's Warehouse Facility and then sold to private investors or to the PIFs. Profits from the sale of leases are reported in the table above as "equipment sales margin". In addition, the Company realizes rental or finance profits from leases held prior to sale (reported as "leasing margin" in the table above) and incurs interest expense on the Warehouse Facility during the period the leases are held.

  Due to (a) adverse changes in the lease financing marketplace, (b) reduced sales opportunities to third parties for leased equipment and (c) the unavailability of debt financing, the Company reduced its sales force in Q-3 and the fiscal quarter ending May 31, 2000 ("Q-4") to reduce costs and to focus its efforts on major customer accounts. Due to the current defaults under its Senior Loan agreements, the Company must rely, in part, on purchases of leases from third parties to meet a portion of its future lease originations needs. There can be no assurance that the Company will be successful in syndicating its own future lease originations or in purchasing leases to meet it own lease originations needs.

                                    13 of 23

  Equipment Sales (for CAI, without CATG)
  ---------------------------------------

  Equipment sales revenue and the related equipment sales margin consists of the following (in thousands):

                                                      Three Months Ended
                                             -----------------------------------------        Increase
                                              February 29, 2000     February 28, 1999        (Decrease)
                                             -------------------  --------------------  ---------------------
                                              Revenue    Margin    Revenue     Margin    Revenue     Margin
                                             ---------  --------  ----------  --------  ---------  ----------
Transactions during initial lease term:
 Equipment under lease sold to PIFs           $ 11,793  $   136    $  5,669    $  147   $  6,124     $   (11)
 Equipment under lease sold to private
  investors                                     23,421     (500)     32,377       440     (8,956)       (940)
                                              --------  -------    --------    ------   --------     -------
                                                35,214     (364)     38,046       587     (2,832)       (951)
                                              --------  -------    --------    ------   --------     -------
Transactions subsequent to initial lease
  term (remarketing revenue):
 Sales of off-lease equipment                    3,306      195          31        19      3,275         176
 Sales-type leases                                  38       38         106       106        (68)        (68)
 Excess collections (cash collections in
  excess of the associated residual value
  from equipment under lease sold to
  private investors)                                                    283       283       (283)       (283)
                                              --------  -------    --------    ------   --------     -------
                                                 3,344      233         420       408      2,924        (175)
 Deduct related provision for losses                 -     (686)          -       (83)         -        (603)
                                              --------  -------    --------    ------   --------     -------
 Realization of value in excess of
  provision for losses                           3,344     (453)        420       325      2,924        (778)
 Add back related provision for losses               -      686           -        83          -         603
                                              --------  -------    --------    ------   --------     -------
                                                 3,344      233         420       408      2,924        (175)
                                              --------  -------    --------    ------   --------     -------
Equipment brokerage sales                          827      (13)        259        41        568         (54)
                                              --------  -------    --------    ------   --------     -------
Total equipment sales                         $ 39,385  $  (144)   $ 38,725    $1,036   $    660     $(1,180)
                                              ========  =======    ========    ======   ========     =======

                                                       Nine Months Ended
                                             -----------------------------------------        Increase
                                              February 29, 2000    February 28, 1999         (Decrease)
                                             -------------------  --------------------  ---------------------
                                              Revenue    Margin    Revenue     Margin    Revenue     Margin
                                             ---------  --------  ----------  --------  ---------  ----------
Transactions during initial lease term:
 Equipment under lease sold to PIFs           $ 29,023  $   445    $ 17,013    $  397   $ 12,010     $    48
 Equipment under lease sold to private
  investors                                     70,729     (402)    104,552     1,618    (33,823)     (2,020)
                                              --------  -------    --------    ------   --------     -------
                                                99,752       43     121,565     2,015    (21,813)     (1,972)
                                              --------  -------    --------    ------   --------     -------
Transactions subsequent to initial lease
  term (remarketing revenue):
 Sales of off-lease equipment                    6,401    1,379       1,993       185      4,408       1,194
 Sales-type leases                                 318      318         106       106        212         212
 Excess collections (cash collections in
  excess of the associated residual value
  from equipment under lease sold to
  private investors)                                 9        9         519       519       (510)       (510)
                                              --------  -------    --------    ------   --------     -------
                                                 6,728    1,706       2,618       810      4,110         896
 Deduct related provision for losses                 -   (2,648)          -      (133)         -      (2,515)
                                              --------  -------    --------    ------   --------     -------
 Realization of value in excess of
  provision for losses                           6,728     (942)      2,618       677      4,110      (1,619)
 Add back related provision for losses               -    2,648           -       133          -       2,515
                                              --------  -------    --------    ------   --------     -------
                                                 6,728    1,706       2,618       810      4,110         896
                                              --------  -------    --------    ------   --------     -------
Equipment brokerage sales                        2,918      582         447       139      2,471         443
                                              --------  -------    --------    ------   --------     -------
Total equipment sales                         $109,398  $ 2,331    $124,630    $2,964   $(15,232)    $  (633)
                                              ========  =======    ========    ======   ========     =======


                                    14 of 23

  Equipment Sales to PIF's
  ------------------------

  In February 1998, the Company sold the remaining units of limited partnership interest in its last PIF, Capital Preferred Yield Fund-IV, L.P. ("CPYF IV"). The Company has elected not to organize additional PIFs. Currently, only two PIFs are in their reinvestment stage and are actively acquiring leases.

  Equipment Sales to Private Investors
  ------------------------------------

  Equipment sales to private investors decreased for the three and nine months ended February 29, 2000 compared to the three and nine months ended February 28, 1999 by approximately $9 million and $34 million. Equipment sales during the nine months ended February 28, 1999 include a one-time portfolio sale of approximately $20 million to a private investor.

  The margin from sales of equipment under lease to private investors reflects the impact of the period of time leases are held by the Company prior to sale (referred to as the "hold period"). During the hold period, the Company records leasing margin. For equipment sold to PIFs or to private investment programs, the sales price of the equipment is adjusted in accordance with the relevant partnership or program agreement to reflect leasing margin during the hold period as if the PIF or private investor had owned the equipment since lease inception. Consequently, the sales price paid to the Company is reduced by any leasing margin the Company retains. As a result, the Company's economic profit attributed to leases it sells is reflected, in part, as leasing margin and, in part, as equipment sale margins. The longer the hold period is for a particular lease, the greater the amount of economic profit is reflected as leasing margin. Because the Company has been increasing the period of time it holds leases prior to sale, equipment sales margin for transactions during the initial lease term for the nine months ended February 29, 2000 has declined and leasing margin has increased.

  The Company defers income related to its servicing obligation on leases it sells. This income is amortized over the life of the lease and is included in "Other Income".

  During the three and nine months ended February 29, 2000, other equipment sales revenue related to equipment leased to two lessees accounted for 81% and equipment leased to one lessee accounted for 50%, respectively of total other equipment sales revenue. During the three and nine months ended February 28, 1999 other equipment sales revenue related to one lessee accounted for 71% and 40%, respectively of total other equipment sales revenue.

  Equipment Brokerage Sales
  -------------------------

  NBCO acquires used personal computers, monitors and printers from a variety of sources, including end-users and other lessors. The equipment is sold in quantity to third parties through NBCO's telemarketing and brokerage operations or to consumers through NBCO's retail facilities.

  Revenue from equipment brokerage sales increased during the three and nine months ended February 29, 2000 compared to the same period in 1999 as a result of sales to consumers through NBCO's retail facilities. The Company significantly expanded its retail sales to consumers when NBCO was established
  in December 1998.   Prior to establishing NBCO, equipment brokerage sales
  generally consisted of quantity sales to third parties.

  As discussed above, the Company has begun the process of reviewing the operating and capital

                                    15 of 23
  budgets for all operations including NBCO. In an effort to reduce operationg costs at NBCO, the Company closed the NBCO warehouse located in Colorado and centralized these operations within the Ohio facility.

  Remarketing of the Lease Portfolio and Related Provision for Losses
  -------------------------------------------------------------------

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

  Residual values are established equal to the estimated values to be received from equipment following termination of the leases. In estimating such values, the Company considers all relevant facts regarding the equipment and the lessees, including, for example, the equipment's remarketability, upgrade potential and the probability that the equipment will remain in place at the end of an initial lease term. The nature of the Company's leasing activities is such that it has credit and residual value exposure and in the ordinary course of business, will incur losses arising from these exposures. The Company performs periodic assessments of its assets to identify other than temporary losses in value. The Company's policy is to record allowances for losses as soon as any other-than-temporary declines in asset values are known. However, chargeoffs are recorded upon the termination or remarketing of the underlying assets. As such, chargeoffs will primarily occur subsequent to the recording of the allowances for losses.

  Approximately $1.9 million of the $2.6 million of provision for losses recorded during the three months ended February 29, 2000 resulted from the future sale of a $25 million portfolio of leased assets. This sale is expected to occur in tranches during the fourth quarter and consists primarily of warehoused leases. The proceeds of the sale will be applied to reduce the amounts outstanding under the Warehouse Facility.

  The remaining provision for losses recorded during the three and nine months ended February 28, 1999 reflected the amount necessary to maintain the allowance for losses at a level which adequately provided for declines in the value of equipment.


                                    16 of 23

  Leasing Margin
  --------------

  Leasing margin consists of the following (in thousands):

                                 Three Months Ended      Nine Months Ended
                                      February 28,          February 28,
                                 --------------------   -------------------
                                   2000        1999       2000       1999
                                 --------    --------   --------   --------

  Leasing revenue                $ 10,918    $ 11,008   $ 45,399   $ 28,657
  Leasing costs and expenses       (7,505)     (7,520)   (32,413)   (19,104)
                                 --------    --------   --------   --------
     Leasing margin              $  3,413    $  3,488   $ 12,986   $  9,553
                                 ========    ========   ========   ========

  The increase in leasing revenue and leasing costs during the nine months ended February 29, 2000 compared to the nine months ended February 28, 1999 is primarily due to the Company increasing the period of time it holds leases prior to sale resulting in equipment sales margin decreasing and leasing margin increasing. During the three and nine months ended February 29, 2000 and February 28, 1999 no lessee accounted for more than 10% of total leasing revenue.

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

  Other Income
  ------------

  Other income consists of the following (in thousands):

                                           Three Months Ended      Nine Months Ended
                                                February 28,          February 28,
                                           --------------------   -------------------
                                             2000        1999       2000       1999
                                           --------    --------   --------   --------

  Fees and distributions from the PIFs     $    203    $    284   $    636   $  1,128
  Management fees from private programs         182         367        933        978
  Sale of installment note                        -         423          -        423
  Other                                         139         341        437      1,274
                                           --------    --------   --------   --------
                                           $    524    $  1,415   $  2,006   $  3,803
                                           ========    ========   ========   ========

  During fiscal 1998, the Company completed the offering of units of limited partnership interest in its last PIF, CPYF IV. The Company has elected not to organize additional PIFs. As a result, fees and distributions from the PIFs (reported as "Other Income") have declined and will continue to decline.

  In February 1999, the Company sold an installment note for $669,000 to the parent company of the debtor. The note had a carrying value of $246,000 and the Company recorded a gain of $423,000. The installment note was received by the Company during the fiscal year ended May 31, 1995, in settlement of certain litigation related to a lessee default.

  Operating and Other Expenses (for CAI without CATG)
  ---------------------------------------------------

  The aggregate amount of operating and other expenses increased $1,839,000 and $3,242,000 for


                                    17 of 23
  the three and nine months ended February 29, 2000, compared to the three and nine months ended February 28, 1999, respectively. The increase primarily reflects (a) costs associated with the start-up of NBCO, (b) expenses associated with the computer conversion of the Company's lease accounting system including Y2K compliance, (c) severance costs associated with reduction in personnel and (d) expenses associated with certain bank agreements previously capitalized.

  Interest Expense, Net (for CAI without CATG)
  --------------------------------------------

  Interest expense, net consists of the following:

                                            Three Months Ended     Nine Months Ended
                                                February 29,          February 29,
                                            ------------------    ------------------
                                             2000        1999       2000       1999
                                            ------      ------    -------    -------
  Interest income                           $ (380)     $ (391)   $(1,313)   $(2,015)
  Non-recourse interest expense              2,296       1,814      7,758      6,014
                                            ------      ------    -------    -------
     Net non-recourse interest expense       1,916       1,423      6,445      3,999
  Recourse interest expense                  1,478         856      3,503      2,661
                                            ------      ------    -------    -------
     Interest expense, net                  $3,394      $2,279    $ 9,948    $ 6,660
                                            ======      ======    =======    =======

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

  Recourse interest expense increased during the three and nine months ended February 29, 2000 compared to the three and nine months ended February 28, 1999 primarily due to increased borrowings and interest rate under the Warehouse Facility used to fund the growth in the number of leases the Company holds for sale to private investors.

  Income Taxes
  ------------

  For the three and nine months ended February 29, 2000, the Company has recognized an income tax expense of approximately $3.5 million and $2.6 million, respectively. During Q-3, the Company established a valuation allowance for deferred tax assets due to the uncertainty that any future benefit will be realized as a result of the losses incurred this fiscal year. As of February 29, 2000 the remaining deferred tax asset is related to anticipated refunds of AMT taxes paid for FY 1998 and 1999.

  For the three and nine months ended February 28, 1999, income tax expense is provided on income at the appropriate federal and state statutory rates applicable to such earnings. The aggregate statutory tax rate is 40%, adjusted in prior fiscal periods for a reduction in the valuation allowance for deferred income tax assets to reflect a reduction in uncertainty about the utilization of the AMT credit carryforward in future years as a result of the Company's past profitable results of operations. See Note 12 to Notes to Consolidated Financial Statements in the 1999 Form 10-K.

                                    18 of 23

II.       Liquidity and Capital Resources
          -------------------------------

   Historically, the Company has funded its leasing activities with proceeds from its various Financing Sources.

   In the past, the Company sold a significant portion of its lease originations to the PIFs. During FY 1998, the Company completed the offering of units of limited partnership interest in its last PIF, CPYF IV. The Company has elected not to organize additional PIFs. Consequently, future equipment sales to PIFs will reflect only the reinvestment needs of the existing PIFs, and therefore are expected to represent smaller amounts of equipment sales margin and cash flow.

   Effective October 1999, the Company formalized a plan to dispose of its CATG business segment. At that time, the Company engaged an advisory group to proceed with efforts to find a suitable business opportunity acceptable to the Company and its shareholders, whereby CATG may be sold.

   Leases that, in the past, would have been originated for sale to the PIFs were retained by the Company or sold to private investors. This strategy increased the Company-owned leased portfolio. The Company finances leases for its own portfolio on a long-term basis utilizing the Securitization Facility, which provides the Company with financing for 90-95% of the cost of leased equipment. The remaining cost of the equipment (also referred to as "equity capital") is financed utilizing availability under the Company's Senior Facility and/or cash from operations.

   In addition, the Company increased the amount of leases it was holding under its Warehouse Facility, which provides the Company with financing for 95% of the cost of leased equipment (the remainder of such cost being financed by the Company out of its equity capital and/or cash from operations). In addition, the Company originated certain leases intended for sale to investors which were not eligible for financing under the Warehouse Facility. In such cases, the Company used equity capital or cash from operations to fund 100% of the cost of such leased equipment.

   In FY 2000, the Company actively acquired equipment for its own portfolio utilizing all of its Financing Sources. As discussed above, these acquisitions required a substantial amount of equity, which the Company funded out of its internally generated cash flow. In addition to the equity required for equipment acquisitions, the Company also continued to fund from its own internal cash flow (a) the operating losses and capital costs of CATG and NBCO and (b) the expenses associated with the conversion of its lease accounting system and its Y2K compliance program.

   Because of these significant cash requirements, the Company experienced a liquidity problem in Q-3, and the Company was unable to make certain payments due to its Investors. Additionally, due to the loss in Q-3, the Company was at such time, and continues to be in, default of certain financial covenants in its Senior Loans. See the discussion of the Company's current cash position, the existing defaults under the Company's Senior Loans, the Prior Rents owed to Investors and the steps the Company is taking with respect to the foregoing in "I. Results of Operations - Recent Update" above.

   The Company does not have the funds at this time to repay all of the Prior Rents and amounts owed under the Senior Loans. The Company is in negotiations with the Investors and its Senior Lenders to develop a Restructuring Plan (a) for repayment of the Prior Rents and the Senior Loans, (b) to cure the existing defaults under the Senior Loans and Investor Agreements and (c)

                                    19 of 23
  to obtain the Senior Lenders' and the Investors' agreement to forbear from acting on such defaults while the parties are negotiating and documenting the definitive Restructuring Plan documents. Pending the development of such Restructuring Plan, several Investors are withholding fees and other amounts due to CAII and offsetting the withheld amounts against the Prior Rents due to them. Because repayment of the Prior Rents is entirely dependent on the Company's ability to generate proceeds from operations after repayment of debt service, there can be no assurance that the Company will, in fact, be able to repay all of the Prior Rents owed to Investors. Moreover, because repayment of the Senior Loans is dependent on the Company's ability to realize at least the net book value of its lease portfolio, there can be no assurance that the Company will be able to sell such portfolios or otherwise collect proceeds therefrom in an amount sufficient to repay all amounts due under the Senior Loans.

  As discussed, significant factors which may impact the Company's profitability, as well as viability, in the future include the successful negotiation of a Restructuring Plan with the Investors and Senior Lenders, the improvement in liquidity through expense reduction and asset sales, the realization of residual values in excess of booked values, the collection of the accounts receivable backlog and the continuing ability of lessees to meet their lease commitments.

  In the event the Company is unsuccessful in addressing the operational and financial issues discussed above and/or is unsuccessful in negotiating an acceptable Restructuring Plan with its Investors and/or Senior Lenders, it may be necessary for the Company to terminate its remaining limited new lease origination activity and to run off its existing portfolio, attempt to sell the Company or all or substantially all of its assets or file for protection under the Federal Bankruptcy laws. The Company may not be able to realize the book value of its assets in the event of a liquidation or "fire" sale of assets. Morever, as the size of the Company's workforce declines and coupled with the termination of its lease originations activities, there is a risk that in the near future it may become uneconomic for the Company to continue to incur the overhead costs associated with the management and servicing of its, and the Investors', lease portfolios. As a result the Company may consider outsourcing its lease portfolio management duties to an unrelated third party.

III.  New Accounting Pronouncements
      -----------------------------

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


                                    20 of 23

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

        None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

        See "Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" above for a discussion of pending defaults under the Company's Senior Loans.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

        None.

Item 5.  Other Information
         -----------------

        None.


                                    21 of 23

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)  Exhibits
             --------

             10.78 Arthur Andersen Engagement Letter, dated March 6, 2000.

        (b)  Reports on Form 8-K
             -------------------

             None.



Item No.                     Exhibit Index
--------                     -------------


27              Financial Data Schedule


                                    22 of 23

                   CAPITAL ASSOCIATES INC. AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CAPITAL ASSOCIATES, INC.
                                Registrant


Date: May __, 2000              By: /s/Michael J. Schuh
                                    --------------------------------------------
                                    Michael J. Schuh
                                    Senior Vice-President and
                                    Chief Operations Officer


                                    23 of 23